Form 10KSB
period 2006-12-31
Flomo Resources Inc.
filed 2007-10-09
CIK 1373855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
	ACT OF 1934 FOR THE TRANSITION PERIOD FROM	TO

Commission file number: _333-137520

FLOMO RESOURCES, INC.

(Exact name of small business issuer in its charter)

	Nevada	20-5424041

	(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

Suite 510-999 West Hastings Street
	Vancouver, BC	V6C 2W2

	(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (703) 973-1853

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for most recent fiscal year: $Nil

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 issued and outstanding as at July 31, 2007.

Documents Incorporated by Reference: None.

Transitional Small Business Format. Yes [ ] No [X]

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Flomo Resources, Inc. (“we”, “us”, “our” or the “Company”) was organized under the laws of the State of Nevada on June 21, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (604) 506-8991. We are qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered.

On December 1, 2006 our Registration Statement on Form SB-1 was declared effective enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.01 per share.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold in the Province of British Columbia, Canada. We have staked a prospect that contains two (2) mineral claims, 200 kilometers north of Vancouver BC. We refer to these mining claims as the “Jewel Gold Property” or “Jewel Gold”. On August 21, 2006 we purchased the Jewel Gold property for USD $20,000.

ITEM 2. DESCRIPTION OF PROPERTY

We are a development stage company incorporated in the State of Nevada on June 21, 2006. We currently maintain an office in Canada at Suite 510-999 West Hastings Street, Vancouver, BC V6C 2W2. We currently do not lease office space.

We have staked a prospect that contains two (2) mining claims, 200 kilometers north of Vancouver BC. We refer to these mining claims as the Jewel Gold Mine property (“Jewel Gold”).

On August 21, 2006, we purchased the Jewel Gold property for USD $20,000. The report on the Jewel Gold property was prepared by Gregory R. Thomson P. Geo and James W. Laird, of Laird Exploration Ltd. a Professional Geoscientist registered in the Province of British Columbia. Gregory R. Thomson is a graduate Geologist from the University of British Columbia (1970) and has over 25 years of mineral exploration experience in the Province of British Columbia.

Jim Laird is a prospector and mining exploration contractor and has been for more than 25 years, and has explored the Bralorne-Pioneer Mines area for more than 25 years. Mr. Laird has completed the BC EMPR course “Advanced Mineral Exploration for Prospectors, 1980”. Mr. Laird is familiar with the geology of the Jewel Gold Property project area and has extensively researched the regional geology of the Bralorne-Pioneer Gold Mine district.

The Jewel Gold Property is located about 200 km north of Vancouver, BC. The property is located approximately 10 km northwest of the town of Goldbridge and 15 to 20 km NW of the prolific Bralorne-Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp. Access to the claims area is via logging roads and an old mine road from the Goldbridge area; current road status is unknown.

The Jewel Gold Property lies on the north spur of Mount Penrose, between Roxey Creek and Jewel Creek at elevations from 1650 meters (5400’) to 1850 meters (6100’).

The alpine elevation of the claims area receives an annual snowfall persisting from November until early June. The working season is generally sunny and hot, with moderate to low rainfall. Wildlife consists of black and grizzly bears, deer, elk, and a variety of small animals and rodents.

The Jewel Gold Property comprises two MTO mineral claims containing 6 cell units totaling 122.284 hectares in area.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)

502398	Jan. 12, 2008	Jan. 12, 2005	81.523
539332	Aug 14, 2008	Aug. 14, 2006	40.762

Total

Regional Geology

The Jewel Gold Property lies at or near the contact between a body of President ultrabasic rocks and granitic intrusive rocks belonging to the Dickson – McClure Batholith of the Coast Plutonic Complex. Both the President ultrabasic bodies and Coast Plutonic rocks are of Mesozoic Age.

The President ultrabasic unit, which hosts the Jewel prospect, is one of several such bodies that occur along a northwesterly trend throughout the Bridge River gold camp.

It has been suggested by Church (BCMEMPR, Geological Fieldwork, 1986, Paper 1987-1) that alignment and elongation of the ultramafic bodies, often in association with diorite bodies, suggest emplacement in a major fault zone. The prolific Bralorne-Pioneer gold mines are hosted in similar ultrabasic rocks as those found in the area of the Jewel prospect. The age of the ultrabasic intrusions is younger than Upper Triassic and older than Mid-Cretaceous.

Coast Plutonic Complex rocks, which lie immediately south of the Jewel prospect, comprise a large massive body composed of a variety of granitic rocks. The main rock type is hornblende granodiorite with local phases of quartz diorite and biotite granite. The age range for these intrusives is Upper Cretaceous to Lower Tertiary. The Coast Plutonic rocks have an important economic significance as they likely provided the heat and water source for vein-forming and mineral-bearing solutions within the Bridge River gold camp.

The structural history of the Bridge River mining camp records repeated cycles of folding and faulting. The major fault lineaments, marking the boundaries of the principal structural domains, commonly coincide with the zones of ultramafic rocks, which are readily recognized and mapped. These boundaries, which trend northwest and north, have remained intact through the emplacement of the Upper Cretaceous to Tertiary granitic plutons. The north-trending boundaries appear to be tension faults, separating horst and graben panels in the northern part of the Bridge River gold camp. The northwest trend is the principal shear direction in a regional stress dynamic.

Within the Bridge River gold camp, there is a 35-kilometre wide zonation of deposits developed laterally and easterly from the Coast Plutonic Complex. Close to the Coast Plutonic rocks, ores tend to be arsenic rich, passing outwards to an antimony zone, ultimately to deposits enriched in mercury. The Bralorne and Pioneer gold-quartz vein mines are examples of arsenic-gold rich types, typical of mineralization that occurs proximal to the Coast Plutonic rocks. The Jewel prospect would also fall into the proximal arsenic-gold rich category.

The Gem mineral prospect, located immediately south of the Jewel prospect, is classified as a hypothermal cobalt-sulpharsenide uranium and gold vein. Mineralization occurs in shears ranging in width from a few centimeters to a few meters, hosted by Coast Plutonic rocks. Irregular lenses of almost solid sulphides contain high values in gold and cobalt with uraninite occurring in the gangue. Also found within the mineral zone are danaite, loellingite, safflorite, arsenopyrite, scheelite and minor molybdenum.

Although different operators have provided varying reserve calculations for the Gem property, a reasonable approximation would be 18,000 to 25,000 tons, grading 22.5 g/t gold, 3% cobalt and 0.2% uranium.

REGIONAL GEOLOGY OF THE JEWEL GOLD PROPERTY

Exploration History And Previous Operations

Historic exploration of the Bridge River Mining Camp has focused on the area of the Bralorne-Pioneer mining complex, located approximately 15 to 20 kilometers southeast of the Jewel prospect. The Bridge River mining camp has over 70 mineral localities, of which the Bralorne-Pioneer Mines were the largest producers.

The Bralorne-Pioneer Mines are rated as the foremost gold producer in British Columbia and sixth largest in Canada, with production of 129,169 kilograms (4,152,881 ounces) of gold and 29,581 kilograms (951,070 ounces) of silver (1899-1983 production statistics, BC Minfile). Currently, Bralorne Gold Mines Ltd. has commissioned a new pilot test mill and is carrying out a bulk test of the Peter vein on their wholly owned mining property at Bralorne, B.C. Results from the bulk sample will provide the necessary technical background data to allow for a feasibility decision on full-scale production.

The Jewel prospect was discovered in the early 1930’s and was tested between 1934 and 1940 with limited underground development work and a small ore shipment of 51 tons. No modern exploration work has been carried out on the Jewel property since that time.

The Gem gold-cobalt-uranium prospect is located approximately one kilometre south of the Jewel prospect. The Little Gem was discovered and staked in 1934, with underground development carried out from 1937 to 1940. Estella Mines carried out access road construction and underground drilling on the Gem in 1952, with further development work by Northern Gem Mining Corporation from 1955 to 1957. Major Resources held the property in 1976 and conducted airborne magnetometer, VLF-EM and radiometric surveys. Anvil Resources Ltd. held the Gem property in 1986 and drilled two holes totaling 373.8 meters.

From 1934 to 1940, 51 tons (56 tons) of ore were mined yielding 3732 grams (120 ounces) of gold, for an average grade of 73.18 grams per ton (2.14 ounces per ton).

Geology of the Mineral Claim

At surface, the Jewel gold vein system strikes west-southwest for about 200 meters (660’) in serpentinized peridotite, near a major contact with the granitic Coast Plutonic Complex. Reportedly, the workings consist of 200 meters (660’) of underground development in two shafts and three adits, and several surface trenches. The present condition of the underground workings is not known.

Channel samples taken across the gold vein taken in the 1930’s contain considerable values in gold, with lesser silver and copper. The gold vein generally varies in width from 15 centimeters (6”) to 75 centimeters (30”) with a maximum observed width of 1.5 meters (5’).

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is not currently traded or quoted in any market place, nor are we aware of any established public trading market for our common stock.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Plan of Operation

At present, based on current operations, we do not have sufficient cash and liquid assets to satisfy our cash requirements over the next twelve (12) months. We have not generated any revenues from operations, and thus, do not have proceeds sufficient to meet our current monthly overhead, which includes our on-going business. We anticipate that we will not earn revenues until such time as we have entered into commercial production, if any, of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

Our business plan is to proceed with the exploration of the Jewel Gold property to determine whether there is a potential for gold or other metals located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report referenced above. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$5,264.40, US$8,200 and US$12,300 respectively.

We had $NIL in cash as of December 31, 2006. The lack of cash has kept us from conducting any exploration work on the property. Our Registration Statement on Form SB-1 was declared effective on September 22, 2006 enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.01 per share. We raised $25,000 through the sale of stock pursuant to this offering. Our management estimates that this amount will not be sufficient to meet all of our projected costs over the next twelve (12) months. We do not have sources available for the additional financing necessary to conduct our plan of operations.

We anticipate that we will incur the following expenses over the twelve (12) month period following commencement of exploration of the Jewel Gold property:

  $538.05 per year to be paid to the British Columbia Provincial Ministry of Energy and Mines to keep the Jewel Gold Property claims valid;
  US$5,264.40 in connection with the completion of Phase 1 of our recommended geological work program;
  US$8,200 in connection with the completion of Phase 2 of our recommended geological work program;
  US$12,300 for Phase 3 of our recommended geological work program; and
  $10,000 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements after we become a reporting issuer under the Securities Exchange Act of 1934, but excluding expenses of the offering.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim, as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

Should it be required, and if we are able to negotiate favorable terms, we may look to raise funds in excess of the current cash requirement by way of debt or equity financing in order to accelerate our growth. We are currently assessing strategic mergers and/or joint ventures with complementary businesses in order to enhance and support our current operational objectives.

We do not currently have any employees and do not anticipate hiring any employees during the upcoming twelve (12) months. Our sole officer and director, Jason Gin, currently performs all tasks necessary to run our operations, including our corporate development and financial operations.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 7.

FINANCIAL STATEMENTS

The Annual Financial Statements for the year ended December 31, 2006 will follow the text of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None. ITEM 8A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including our President and Chief Financial Officer (“CFO”). In accordance with Securities and Exchange Commission (“SEC”) requirements, our President and CFO note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, our President and CFO have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including our President and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles (“GAAP”).

ITEM 8.B.

OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
ACT

Identification of Directors and Executive Officers

At present, we have only one executive officer and director. Mr. Jason Gin has served as our President, Secretary, Treasurer and Director since our inception on June 21, 2006. Our Bylaws provide for a Board of Directors (“Board”) ranging from one (1) to nine (9) members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The Board appoints executive officers. Executive officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified. The list presented below sets forth the name and age of our sole director and executive officer, indicating all positions and offices with us held by such person and his term of office as director and executive officer and the period during which he has served as such:

Mr. Gin worked for Sevco Foods Ltd. (“Sevco”) from February 1998 through June 5, 2006. During his tenure with Sevco, Mr. Gin held the following positions: delivery driver, warehouse manager, clerical, purchaser/buyer and manager of operations.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

Not applicable.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

ITEM 10.	EXECUTIVE COMPENSATION
(a)	General

There has been no compensation, including, but not limited to, salary, stock or options, awarded to, earned by, or paid to any of our named executive officers or directors during the last fiscal year.

(b) Summary Compensation Table

Not applicable.

(c) Narrative Disclosure to Summary Compensation Table

Not applicable.

(d) Outstanding Equity Awards at Fiscal Year-End Table

None.

(e) Additional Narrative Disclosure

Not applicable.

(f) Compensation of Directors

We do not pay compensation to directors for attendance at meetings. We do reimburse directors for reasonable expenses incurred during the course of their performance. There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities. We have no other class of voting securities other than common stock.

Title of	Name and address of	Amount and nature of beneficial	Percent of
class	beneficial owner	owner	class
(1)	(2)	(3)	(4)*

Common	Jason Gin	7,500,000 common shares; owned 75%
	#201-3760 West 10th	directly
Vancouver BC, Canada
V6R 2G4

* Based on 10,000,000 shares of common stock outstanding as of July 15, 2007.

(b) Security Ownership of Management

The following sets forth, as of July 15, 2007, each class of our equity securities, including directors' qualifying shares, beneficially owned by all our directors and nominees, and our directors and executive officers as a group.

Title of	Name of	Amount and nature of	Percent of
Class	beneficial owner	beneficial ownership	Class*
(1)	(2)	(3)	(4)

Common	Jason Gin	7,500,000 common shares;	75%
	President, Secretary,	owned directly
	Treasurer and Director

All Directors and	-	7,500,000 common shares	75%
Officers
as a Group

* Based on 10,000,000 shares of common stock outstanding as of July 15, 2007.

(c) Changes in Control

None.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
(a)	Transactions With Related Persons

As of the date of this report, there are no, and have not been since inception, any material agreements or proposed transactions, whether direct or indirect, with any director, executive officer, nominee for election as a director, principal security holder or any relative or spouse of such persons.

(b) Parents

None.

(c) Promoters and Control Persons

Not applicable.

(d) Director Independence

We currently have only one (1) director, Jason Gin. Mr. Gin is not considered independent as he is our currently acting President, Secretary and Treasurer.

ITEM 13.

EXHIBITS

31	Certifications by our Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications by our Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
(a)	Audit Fees

In connection with the audit of our financial statements for the fiscal year ended December 31, 2006, we paid Moore and Associates $3,000 in audit fees. We had no audit fees for fiscal year 2005 as we were not formed until June 21, 2006.

(b) Audit-Related Fees

None.

(c) Tax Fees

None.

(d) All Other Fees

None.

(e) Policies and Procedures for Approval of Audit and Non-Audit Services:

We do not currently have an audit committee. Our Board approves all audit and non-audit services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FLOMO RESOURCES, INC.

September 2, 2007

By: /s/ Jason Gin _______ Jason Gin, President, Secretary and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

FLOMO RESOURCES, INC. (An Exploration Stage Company) Financial Statements

Year ended December 31, 2006 (Stated in US Dollars)

Flomo Resources, Inc.
(An Exploration Stage Company)
Financial Statements
(Stated in US Dollars)

December 31, 2006	Page

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flomo Resources Inc (A Exploration Stage Company) Las Vegas, Nevada

We have audited the accompanying balance sheet of Flomo Resources Inc (A Exploration Stage Company) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows from inception June 21, 2006, through December 31, 2006, and the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flomo Resources Inc (A Development Stage Company) as of December 31, 2006 and the results of its operations and its cash flows from inception June 21, 2006, through December 31, 2006 and the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s net losses and accumulated deficit of $20,855 as of December 31, 2006 raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada August 30, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FLOMO RESOURCES, INC. BALANCE SHEET (An Exploration Stage Company) (Stated in US Dollars)

ASSETS

CURRENT ASSETS Cash and Equivalents Total Current Assets FIXED ASSETS Total Fixed Assets TOTAL ASSETS

CURRENT LIABILITIES Accounts Payable Total Current Liabilities LONG-TERM LIABILITIES Total Long-Term Liabilities

TOTAL LIABILITIES	$ 855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000
Paid in Capital	$ 10,000
Retained Earnings (deficit)	$ (20,855)

TOTAL STOCKHOLDERS EQUITY	$ (855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -

The accompanying notes are an integral
part of these financial statements.

     FLOMO RESOURCES, INC. STATEMENT OF OPERATIONS

From Inception (June 21, 2006) to December 31, 2006

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements.
December 31, 2006.
(Stated in U.S. Dollars)

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 21, 2006 as Flomo
Resources Inc. (the “Company”). The Company is engaged in the exploration, development and production of gold.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable and collectability is reasonably assured.

c. Income Taxes

The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

The Company provides for income taxes under Statement of Financial Accounting
Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements.
December 31, 2006.
(Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Foreign currency translation

Foreign currency transactions are recorded at the rate of exchange on the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in
	foreign currencies are reported using the closing exchange rate.	Exchange
differences arising on the settlement of transactions at rates different from those at the date of the transaction, as well as unrealized foreign exchange differences on unsettled foreign currency monetary assets and liabilities, are recognized in the income statement.

Unrealized exchange differences on non-monetary financial assets (investments in equity instruments) are a component of the change in their entire fair value. For a non-monetary financial asset unrealized exchange differences are recognized in the income statement. For non-monetary financial investments unrealized exchange differences are recorded directly in Equity until the asset is sold or becomes impaired.

e. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Assets

2006

ASSETS

CURRENT ASSETS
	Cash and Equivalents	$ -

Total Current Assets

FIXED ASSETS
	Total Fixed Assets	-

	TOTAL ASSETS	$ -

The company holds no assets as of December 31, 2006.

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2006. (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property.

The Jewel gold prospect is located approximately 10 kilometers northwest of the town of Goldbridge, BC, and 15 to 18 kilometers NW of the prolific Bralorne-Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp.

The Jewel prospect (BC MINFILE #092JNE108) lies directly north of the Little Gem property (BC MINFILE #092JNE068) on the north spur of Mount Penrose, between Roxey Creek and Jewel Creek at elevations from 1650 meters (5400’) to 1850 meters (6100’). The workings consist of surface trenches, two short shafts and three adits, exploring a southerly dipping vein system at least 200 meters (660’) in length. Vein samples are reported to assay up to 7.086 ounces per ton gold, 1.26 opt silver and 1.7% copper (GSC Paper 43-15). From 1934 to 1940, 51 tons (56 tons) of ore were mined yielding 3732 grams (120 ounces) of gold, for an average grade of 73.18 grams per ton (2.14 ounces per ton).

The following budget estimate (in Canadian funds) for an initial geological field assessment of the Jewel prospect is as follows:

Consulting Fees.

Professional Geoscientist
2 days property examination, 2 days travel @ $400.00/day	$1600.00

Geological Assistant
2 days property examination, 2 days travel @ $300.00/day	$1200.00
Accommodation and Food 2 men @ $100.00 per man-day x 4 days	$800.00

4x4 Truck Usages Inclusive
1000 km @ 0.70 per km	$700.00

Analytical Costs
20 rock samples @ $30.00 /sample	$600.00

Supplies and Equipment	$100.00
Report and Drafting	$1000.00

Subtotal	$6000.00
GST tax @ 7%	$420.00
Total Budget Phase 1 program	$6420.00 CDN

($5264.40 US @ 0.89 exchange rate)

(Plus applicable work recording fees of $10.00 per claim unit per year)

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2006. (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Phase 2

Phase 2 is a 2-person 7-day long field examination with GPS-controlled geological mapping and assay sampling of mineralized exposures and surveying accessible underground workings.

Estimated cost: $10,000.00 CDN ($8200.00 US @ 0.89 exchange rate).

Phase 3

Phase 3 is a 2-person 7-day long field program designed to delimit the mineralized vein system through grid geophysics and soil geochemistry. Property-wide prospecting will be done to locate and sample any additional mineralized structures.

Estimated cost: $15,000.00 CDN ($12,300.00 US @ 0.89 exchange rate).

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2006 and has paid expenses for $20,855 during the same period, $855 representing incorporation costs and $20,000 in recognition of an impairment loss for the mineral claims.

In accordance with FASB/FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements.
December 31, 2006.
(Stated in U.S. Dollars)
NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
December 31, 2006

	REVENUE	$ -

EXPENSES
	Incorporation	$ 855
	Professional fees	$ -

	Total Expenses	$ 855
Other Income and Expenses
	Impairment (loss) of Mineral Rights	$ (20,000)

	Net Income	$ (20,855)

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

De ce mbe r 31, 2006

Ne t I nc ome	$ (20,855)

B asic & Diluted (loss) pe r Shar e	(0.002)

W eighted Avera ge Numbe r
of Shar es Outstanding	10,000,0 00

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements.
December 31, 2006.
(Stated in U.S. Dollars)
NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Decemeber 31

2006

ASSETS
CURRENT ASSETS
	Cash and Equivalents	$ -

Total Current Assets
j. Liabilities
Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $ 855 on aggregate.
December 31

2006

CURRENT LIABILITIES
	Accounts Payable	$ 855

	Total Current Liabilities	$ 855
LONG-TERM LIABILITIES
	Total Long-Term Liabilities	$ -

	TOTAL LIABILITIES	$ 855
Share Capital
a) Authorized:

150,000,000 common shares with a par value of $0.001.

b) Issued:

As of December 31, 2006, there are ten million (10,0000,000) shares issued and outstanding at a value of $0.002 per share for a total of $20,000.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements. December 31, 2006. (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($20,855) for the period from June 21, 2006 (inception) to December 31, 2006 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.