Form 10QSB
period 2007-03-31
Flomo Resources Inc.
filed 2007-12-07
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number 333-137520
FLOMO RESOURCES, INC.
(Exact name of registrant as specified in its charter)

Nevada		20-5424041

State or other jurisdiction of		(I.R.S. Employer
incorporation or organization		Identification No.)

Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama

(Address of principal executive offices)

Registrant’s telephone number: (703) 973-1853

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Number of shares outstanding of the registrant’s class of common stock as of March 31, 2007: 10,000,000

Authorized share capital of the registrant: 150,000,000 shares of common stock, par value $0.001 per share

The Company recorded US $nil revenue for the quarter ended March 31, 2007.

CERTAIN DEFINITIONS

Below is a list of mining terms common in our industry, and used in this Quarterly Report.

Archean. Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying. Laboratory examination that determines the content or proportion of a specific metal (ie: gold) contained within a sample. Technique usually involves firing/smelting.

Conglomerate. A coarse-grained clastic sedimentary rock, composed of rounded to subangular fragments larger than 2 mm in diameter (granules, pebbles, cobbles, boulders) set in a fine-grained matrix of sand or silt, and commonly cemented by calcium carbonate, iron oxide, silica, or hardened clay; the consolidated equivalent of gravel. The rock or mineral fragments may be of varied composition and range widely in size, and are usually rounded and smoothed from transportation by water or from wave action.

Cratons. Parts of the Earth's crust that have attained stability, and have been little deformed for a prolonged period.

Development Stage. A “development stage” project is one which is undergoing preparation of an established commercially mineable deposit for its extraction but which is not yet in production. This stage occurs after completion of a feasibility study.

Dolomite Beds. Dolomite beds are associated and interbedded with limestone, commonly representing postdepositional replacement of limestone.

Doré. Unrefined gold bullion bars containing various impurities such as silver, copper and mercury, which will be further refined to near pure gold.

Dyke or Dike. A tabular igneous intrusion that cuts across the bedding or foliation of the country rock.

Exploration Stage. An “exploration stage” prospect is one which is not in either the development or production stage.

Fault. A break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspathic. Said of a rock or other mineral aggregate containing feldspar.

Fold. A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage

Foliation. A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation. A distinct layer of sedimentary rock of similar composition.

Gabbro. A group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry. The study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist. One who studies the earth; in particular the physics of the solid earth, the atmosphere and the earth’s magnetosphere.

Geotechnical. The study of ground stability.

Gneiss. A foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate.

Granitic. Pertaining to or composed of granite.

Heap Leach. A mineral processing method involving the crushing and stacking of an ore on an impermeable liner upon which solutions are sprayed that dissolve metals such as gold and copper; the solutions containing the metals are then collected and treated to recover the metals.

Intrusions. Masses of igneous rock that, while molten, were forced into or between other rocks.

Kimberlite. A blue/gray igneous rock that contains olivine, serpentine, calcite and silica and is the principal original environment of diamonds.

Lamproite. Dark-colored igneous rocks rich in potassium and magnesium.

Lithospere. The solid outer portion of the Earth.

Mantle. The zone of the Earth below the crust and above the core.

Mapped or Geological. The recording of geologic information such as the distribution and nature of rock. Mapping. Units and the occurrence of structural features, mineral deposits, and fossil localities. Metavolcanic. Said of partly metamorphosed volcanic rock.

Migmatite. A composite rock composed of igneous or igneous-appearing and/or metamorphic materials that are generally distinguishable megascopically.

Mineral. A naturally formed chemical element or compound having a definite chemical composition and, usually, a characteristic crystal form.

Mineralization. A natural occurrence in rocks or soil of one or more metal yielding minerals.

Mineralized Material. The term “mineralized material” refers to material that is not included in the reserve as it does not meet all of the criteria for adequate demonstration for economic or legal extraction.

Mining. Mining is the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product. Exploration continues during the mining process and, in many cases, mineral reserves are expanded during the life of the mine operations as the exploration potential of the deposit is realized.

Outcrop. That part of a geologic formation or structure that appears at the surface of the earth.

Pipes. Vertical conduits.

Plagioclase. Any of a group of feldspars containing a mixture of sodium and calcium feldspars, distinguished by their extinction angles.

Probable Reserve. The term “probable reserve” refers to reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling, and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Production Stage. A “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Proterozoic. Of or relating to the later of the two divisions of Precambrian time, from approximately 2.5 billion to 570 million years ago, marked by the buildup of oxygen and the appearance of the first multicellular eukaryotic life forms.

Reserve. The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tonnes and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Sedimentary. Formed by the deposition of sediment.

Shear. A form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Sill. A concordant sheet of igneous rock lying nearly horizontal. A sill may become a dike or vice versa.

Strike. The direction or trend that a structural surface, e.g. a bedding or fault plane, takes as it intersects the horizontal.

Strip. To remove overburden in order to expose ore.

Till. Generally unconsolidated matter, deposited directly by and underneath a glacier without subsequent reworking by meltwater, and consisting of a mixture of clay, silt, sand, gravel, and boulders ranging widely in size and shape.

Unconformably. Not succeeding the underlying rocks in immediate order of age or not fitting together with them as parts of a continuous whole.

Vein. A thin, sheet like crosscutting body of hydrothermal mineralization, principally quartz.

Wall Rock. The rock adjacent to a vein.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

See pages F-1 through F-13, which follows this page immediately.

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
MARCH 31, 2007

Page
Financial Statements:
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholders’ Equity	F-4
Statement of Cash Flows	F-5
Notes to Interim Financial Statements	F-6 to F-13

FLOMO RESOURCES, INC.
BALANCE SHEET
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)
	March 31,	December 31,

	2007	2006

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

FIXED ASSETS

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 855	855

Total Current Liabilities	$ 855	855

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -

TOTAL LIABILITIES	$ 855	855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Retained Earnings (deficit)	$ (20,855)	(20,855)

TOTAL STOCKHOLDERS EQUITY	$ (855))	(855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -

FLOMO RESOURCES, INC.
STATEMENT OF OPERATIONS
(An Exploration Stage Company)
(Stated in US Dollars)

		From inception
	For the period ended	(June 21, 2006) to
	March 31, 2007	March 31, 2007

REVENUE	$ -	-

EXPENSES
Incorporation	$ -	855

Professional fees	$ -	-

Total Expenses	$ -	855

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ -	(20,000)

Net Income	$ -0-	(20,855)

Basic & Diluted (loss) per Share	-0-	(0.002)

Weighted Average Number

of Shares Outstanding	10,000,000	10,000,000

FLOMO RESOURCES, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
From Inception (June 21, 2006) to March 31, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital

Common Stock Issued to Founders
for Cash ($0.002 per share),
December 31, 2006	10,000,000	$ 10,000	$ 10,000	$ 20,000

Net (Loss) for period				$ (20,855) $	(20,855)

Balance, March 31, 2007	10,000,000	$ 10,000	$ 10,000	$ (20,855) $	(855)

FLOMO RESOURCES, INC. STATEMENT OF CASH FLOWS (An Exploration Stage Company) (Stated in US Dollars)

	For the period	From inception
	ended March	(June 21, 2006)
	31, 2007	to March 31,
		2007

CASH FLOWS FROM INVESTING OPERATING

ACTIVITIES

Net Income	$ -	(20,855)
Adjustments to Reconcile Net Income

to Net Cash Provided by Operations:
Accounts Payable	$ -	855

Net Cash Provided By (Used in) Operating Activities	$ -	(20,000)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash Provided By (Used in) Investing Activities	$ -	-

CASH FLOWS FROM FINANCING ACTIVITIES

Shares Issued and Outstanding	$ -	10,000
Additional Paid-in Capital	$ -	10,000

Net Cash Provided By (Used in) Financing Activities	$ -	20,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF	$ -	-
PERIOD

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ -	-

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 21, 2006 as Flomo Resources, Inc. (the “Company” or “Flomo”).

The Company is engaged in the exploration, development and production of gold.

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end. b. Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured. c. Income Taxes The provision for income taxes is the total of the current taxes payable and the net of the change in the deferred income taxes. Provision is made for the deferred income taxes where differences exist between the period in which transactions affect current taxable income and the period in which they enter into the determination of net income in the financial statements.

The Company provides for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

The provision for income taxes is comprised of the net changes in deferred taxes less the valuation account plus the current taxes payable.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) d. Foreign currency translation

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

e. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

f. Assets

The Company holds no assets as of March 31, 2007.

ASSETS CURRENT ASSETS Cash and Equivalents Total Current Assets FIXED ASSETS Total Fixed Assets TOTAL ASSETS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Property.

The Jewel gold prospect is located approximately 10 kilometers northwest of the town of Goldbridge, BC, and 15 to 18 kilometers NW of the prolific Bralorne- Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp.

The Jewel prospect (BC MINFILE #092JNE108) lies directly north of the Little Gem property (BC MINFILE #092JNE068) on the north spur of Mount Penrose, between Roxey Creek and Jewel Creek at elevations from 1650 meters (5400’) to 1850 meters (6100’). The workings consist of surface trenches, two (2) short shafts and three (3) adits, exploring a southerly dipping vein system at least 200 meters (660’) in length. Vein samples are reported to assay up to 7.086 ounces per ton gold, 1.26 opt silver and 1.7% copper (GSC Paper 43-15). From 1934 to 1940, 51 tonnes (56 tons) of ore were mined yielding 3,732 grams (120 ounces) of gold, for an average grade of 73.18 grams per ton (2.14 ounces per ton).

The following budget estimate for an initial geological field assessment of the Jewel prospect is as follows: (In Canadian (“CDN”) Funds)

Phase 1

Consulting Fees

Professional Geoscientist

2 days property examination, 2 days travel @ $400.00/day	$ 1,600.00

Geological Assistant
2 days property examination, 2 days travel @ $300.00/day	$ 1,200.00

Accommodation and Food
2 men @ $100.00 per man-day x 4 days	$ 800.00

4x4 Truck Usage Inclusive

1000 km @ 0.70 per km	$ 700.00
Analytical Costs

20 rock samples @ $30.00 /sample	$ 600.00

Supplies and Equipment	$ 100.00
Report and Drafting	$ 1,000.00

Subtotal	$ 6,000.00

GST tax @ 7%	$ 420.00

Total Budget Phase 1 program	$ 6,420.00 CDN

Estimated cost: $6,420.00 CDN ($7,417.03 US @ 1.1553 exchange rate).

(Plus applicable work recording fees of $10.00 per claim unit per year)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Phase 2

Phase 2 is a two (2) person seven (7) day long field examination with GPS-controlled geological mapping and assay sampling of mineralized exposures and surveying accessible underground workings.

Estimated cost: $10,000.00 CDN ($11,553.00 US @ 1.1553 exchange rate).

Phase 3

Phase 3 is a two (2) person seven (7) day long field program designed to delimit the mineralized vein system through grid geophysics and soil geochemistry. Property-wide prospecting will be done to locate and sample any additional mineralized structures.

Estimated cost: $15,000.00 CDN. ($17,329.50 US @ 1.1553 exchange rate).

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on March 31, 2007 of $1.1553 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 36,299.53.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of March 31, 2007 and has paid expenses for $20,855 during the same period, $855 representing incorporation costs and $20,000 in recognition of an impairment loss for the mineral claims.

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

		For the period	From inception

		ended March	(June 21, 2006)

		31, 2007	to March 31,

			2007

	REVENUE	$ -	-

	EXPENSES

	Incorporation	$ 855	855
	Professional fees	$ -	-

	Total Expenses	$ 855	855
	Other Income and Expenses

	Impairment (loss) of Mineral Rights	$ (20,000)	(20,000)

	Net Income	$ (20,855)	(20,855)

	h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At March 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		From inception
	For the period	(June 21, 2006) to
	ended March 31,	March 31, 2007
2007

Net Income	$ (20,855)	(20,855)

Basic & Diluted (loss) per Share	(0.002)	(0.002)

Weighted Average Number
of Shares Outstanding	10,000,000	10,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
		March 31,		December
		2007		31, 2006

ASSETS

CURRENT ASSETS
	Cash and Equivalents	$ 0		0

	TOTAL CURRENT ASSETS		0	0
j. Liabilities
Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $ 855 on aggregate.
March 31,
2007

CURRENT LIABILITIES

	Accounts Payable			$ 855

	Total Current Liabilities			$ 855

LONG-TERM LIABILITIES

	Total Long-Term Liabilities			$ -

	TOTAL LIABILITIES			$ 855
Share Capital
a) Authorized:

The Company is authorized to issue up to 150,000,000 common shares with a par value of $0.001.

b) Issued:

As of March 31, 2007, there are Ten Million (10,0000,000) shares issued and outstanding at a value of $0.002 per share for a total of $20,000.

There are no preferred shares outstanding. The Company has issued no authorized preferred shares.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($20,855) for the period from June 21, 2006 (inception) to March 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. No dealer, salesman or any other person has been authorized to give any quotation or to make any representations in connection with the offering described herein, other than those contained in this prospectus. If given or made, such other information or representation must not be relied upon as having been authorized by the Company or by any underwriter. This prospectus does not constitute an offer to sell, or a solicitation of an offer to buy any securities offered hereby in any jurisdiction to any person to whom it is unlawful to make such an offer or solicitation in such jurisdiction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Flomo Resources, Inc. (“Flomo”, the “Company”, “we”, “our” or “us”) was organized under the laws of the State of Nevada on June 21, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at 502 East John Street, Carson City, Nevada, 89706. Our telephone number is (703) 973-1853.

On December 1, 2006, our Registration Statement on Form SB-1 was declared effective enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.01 per share.

We currently have no revenues from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Our business plan is to proceed with the exploration of the Jewel Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$7,417.03, US$11,553.00 and US$17,329.50, respectively. We had $0 in cash reserves as of the period ended March 31, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the next twelve (12) months:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the claim valid;
  $7,417.03 in connection with the completion of Phase 1 of our recommended geological work program;
  $11,553.00 in connection with the completion of Phase 2 of our recommended geological work program;
  $17,329.50 for Phase 3 of our recommended geological work program; and
  $10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting under the Securities Exchange Act of 1934.

If we determine not to proceed with further exploration of our mineral claims due to a determination that the results of our initial geological program do not warrant further exploration or due to an inability to finance further exploration, we plan to pursue the acquisition of an interest in other mineral claims. We anticipate that any future acquisition would involve the acquisition of an option to earn an interest in a mineral claim as we anticipate that we would not have sufficient cash to purchase a mineral claim of sufficient merit to warrant exploration. This means that we might offer shares of our stock to obtain an option on a property. Once we obtain an option, we would then pursue finding the funds necessary to explore the mineral claim by one or more of the following means: engaging in an offering of our stock; engaging in borrowing; or locating a joint venture partner or partners.

We currently can satisfy our cash requirements for the next three (3) months. We anticipate we will have to raise additional funds of approximately $300,000 during the first twelve (12) months that we commence further exploration of our mineral claims to meet our cash requirements.

We currently do not expect any change in the number of our employees.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – President, principal executive officer, principal financial officer and principal accounting officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – President, principal executive officer, principal financial officer and principal accounting officer

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of October, 2007.

FLOMO RESOURCES, INC.

Date: October 18, 2007

By: /s/ Jason Gin

Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer)