Form 10QSB
period 2007-06-30
Flomo Resources Inc.
filed 2007-12-07
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2007
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

Number of shares outstanding of the registrant’s class of common stock as of June 30, 2007: 10,000,000

Authorized share capital of the registrant: 150,000,000 shares of common stock, par value $0.001 per share

The Company recorded US $nil revenue for the quarter ended June 30, 2007.

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

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

Page
Financial Statements:
Balance Sheet	F-3
Statement of Operations	F-4
Statement of Stockholders’ Equity	F-5
Statement of Cash Flows	F-6
Notes to Interim Financial Statements	F-7 to F-13

FLOMO RESOURCES, INC.
BALANCE SHEET
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)
	June 30,	December 31,

	2007	2006

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

FIXED ASSETS

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 855	855

Total Current Liabilities	$ 855	855

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -

TOTAL LIABILITIES	$ 855	855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Retained Earnings (deficit)	$ (20,855)	(20,855)

TOTAL STOCKHOLDERS EQUITY	$ (855))	(855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -

FLOMO RESOURCES, INC.
STATEMENT OF OPERATIONS
(An Exploration Stage Company)
(Stated in US Dollars)

		From inception
	For the period ended	(June 21, 2006) to
	June 30, 2007	June 30, 2007

REVENUE	$ -	-

EXPENSES
Incorporation	$ -	855

Professional fees	$ -	-

Total Expenses	$ -	855

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ -	(20,000)

Net Income	$ -0-	(20,855)

Basic & Diluted (loss) per Share	-0-	(0.002)

Weighted Average Number

of Shares Outstanding	10,000,000	10,000,000

FLOMO RESOURCES, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
From Inception (June 21, 2006) to June 30, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital

Common Stock Issued to Founders
for Cash ($0.002 per share),
December 31, 2006	10,000,000	$ 10,000	$ 10,000	$ 20,000

Net (Loss) for period			$ (20,855) $		(20,855)

Balance, June 30, 2007	10,000,000	$ 10,000	$ 10,000 $	(20,855) $	(855)

FLOMO RESOURCES, INC. STATEMENT OF CASH FLOWS (An Exploration Stage Company) (Stated in US Dollars)

	For the period	From inception
	ended June 30,	(June 21, 2006)
	2007	to June 30, 2007

CASH FLOWS FROM INVESTING OPERATING

ACTIVITIES

Net Income	$ -	(20,855)
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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

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

f. Assets

The Company holds no assets as of June 30, 2007.

ASSETS CURRENT ASSETS Cash and Equivalents Total Current Assets FIXED ASSETS Total Fixed Assets TOTAL ASSETS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral Property.

The Jewel gold prospect is located approximately 10 kilometers northwest of the town of Goldbridge, BC, and 15 to 18 kilometers northwest of the prolific Bralorne- Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp.

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

Estimated cost: $6,420.00 CDN ($6,800.71 US @ 1.05930 exchange rate).

(Plus applicable work recording fees of $10.00 per claim unit per year)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Phase 2

Phase 2 is a two (2) person seven (7) day long field examination with GPS-controlled geological mapping and assay sampling of mineralized exposures and surveying accessible underground workings.

Estimated cost: $10,000.00 CDN ($10,593.00 US @ 1.05930 exchange rate).

Phase 3

Phase 3 is a two (2) person seven (7) day long field program designed to delimit the mineralized vein system through grid geophysics and soil geochemistry. Property-wide prospecting will be done to locate and sample any additional mineralized structures.

Estimated cost: $15,000.00 CDN. ($15,889.50 US @ 1.05930 exchange rate).

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on June 30, 2007 of $1.05930 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 33,283.21.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of June 30, 2007 and has paid expenses for $20,855 during the same period, $855 representing incorporation costs and $20,000 in recognition of an impairment loss for the mineral claims.

In accordance with FASB/FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	For the period	From inception

	ended June 30,	(June 21, 2006)

	2007	to June 30, 2007

Total Expenses	$ 855	855
Other Income and Expenses

Impairment (loss) of Mineral Rights	$ (20,000)	(20,000)

Net Income	$ (20,855)	(20,855)

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At June 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		From inception
	For the period	(June 21, 2006) to
	ended June 30, 2007	June 30, 2007

Net Income	$ (20,855)	(20,855)

Basic & Diluted (loss) per Share	(0.002)	(0.002)

Weighted Average Number
of Shares Outstanding	10,000,000	10,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
		June 30,		December
		2007		31, 2006

ASSETS

CURRENT ASSETS
	Cash and Equivalents	$ 0		0

	TOTAL CURRENT ASSETS		0	0
j. Liabilities
Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $ 855 on aggregate.
June 30,
2007

CURRENT LIABILITIES

	Accounts Payable			$ 855

	Total Current Liabilities			$ 855

LONG-TERM LIABILITIES

	Total Long-Term Liabilities			$ -

	TOTAL LIABILITIES			$ 855
Share Capital
a) Authorized:

The Company is authorized to issue up to 150,000,000 common shares with a par value of $0.001.

b) Issued:

As of June 30, 2007, there are ten million (10,0000,000) shares issued and outstanding at a value of $0.002 per share for a total of $20,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($20,855) for the period from June 21, 2006 (inception) to June 30, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. No dealer, salesman or any other person has been authorized to give any quotation or to make any representations in connection with the offering described herein, other than those contained in this prospectus. If given or made, such other information or representation must not be relied upon as having been authorized by the Company or by any underwriter. This prospectus does not constitute an offer to sell, or a solicitation of an offer to buy any securities offered hereby in any jurisdiction to any person to whom it is unlawful to make such an offer or solicitation in such jurisdiction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Flomo Resources, Inc. (“Flomo”, the “Company”, “we”, “our” or “us”) was organized under the laws of the State of Nevada on June 21, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama. Our telephone number is (703) 973-1853.

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

Our business plan is to proceed with the exploration of the Jewel Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$6,800.71, US$10,593.00 and US$15,889.50, respectively. We had $0 in cash reserves as of the period ended June 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the next twelve (12) months:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the claim valid;
  $6,800.71 in connection with the completion of Phase 1 of our recommended geological work program;
  $10,593.00 in connection with the completion of Phase 2 of our recommended geological work program;
  $15,889.50 for Phase 3 of our recommended geological work program; and
  $10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements under the Securities Exchange Act of 1934.

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

FLOMO RESOURCES, INC.

Date: October 18, 2007

By: /s/ Jason Gin Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer