Form 10QSB
period 2007-09-30
Flomo Resources Inc.
filed 2007-12-07
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2007
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

The Company recorded US $nil revenue for the quarter ended September 30, 2007.

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

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

Page
Financial Statements:
Balance Sheet	F-2
Statement of Operations	F-3
Statement of Stockholders’ Equity	F-4
Statement of Cash Flows	F-5
Notes to Interim Financial Statements	F-6 to F-13

FLOMO RESOURCES, INC.
BALANCE SHEET
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)
	September 30,	December 31,

	2007	2006

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

FIXED ASSETS

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 855	855

Total Current Liabilities	$ 855	855

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -

TOTAL LIABILITIES	$ 855	855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Retained Earnings (deficit)	$ (20,855)	(20,855)

TOTAL STOCKHOLDERS EQUITY	$ (855))	(855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -

FLOMO RESOURCES, INC.
STATEMENT OF OPERATIONS
(An Exploration Stage Company)
(Stated in US Dollars)

		From inception
	For the period ended	(June 21, 2006) to
	September 30, 2007	September 30,
		2007

REVENUE	$ -	-

EXPENSES
Incorporation	$ -	855

Professional fees	$ -	-

Total Expenses	$ -	855

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ -	(20,000)

Net Income	$ -0-	(20,855)

Basic & Diluted (loss) per Share	-0-	(0.002)

Weighted Average Number

of Shares Outstanding	10,000,000	10,000,000

FLOMO RESOURCES, INC.
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIENCY)
From Inception (June 21, 2006) to September 30, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital

Common Stock Issued to Founders
for Cash ($0.002 per share),
December 31, 2006	10,000,000	$ 10,000	$ 10,000	$ 20,000

Net (Loss) for period				$ (20,855) $	(20,855)

Balance, September 30, 2007	10,000,000	$ 10,000	$ 10,000	$ (20,855) $	(855)

FLOMO RESOURCES, INC. STATEMENT OF CASH FLOWS (An Exploration Stage Company) (Stated in US Dollars)

		From inception
	For the period	(June 21, 2006)
	ended September	to September 30,
	30, 2007	2007

CASH FLOWS FROM INVESTING OPERATING

ACTIVITIES

Net Income	$ -	(20,855)
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

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods are delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

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

Unrealized exchange differences on non-monetary financial assets (investments in equity instruments) are a component of the change in their entire fair value. For a non-monetary financial asset, unrealized exchange differences are recognized in the income statement. For non-monetary financial investments, unrealized exchange differences are recorded directly in equity until the asset is sold or becomes impaired.

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

f. Assets

The Company holds no assets as of September 30, 2007.

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

The following budget estimate for an initial geological field assessment of the Jewel prospect is as follows: (In Canadian (“CDN”) Funds)

Phase 1

Consulting Fees

Professional Geoscientist

2 days property examination, 2 days travel @ $400.00/day	$ 1,600.00

Geological Assistant
2 days property examination, 2 days travel @ $300.00/day	$ 1,200.00

Accommodation and Food
2 men @ $100.00 per man/day x 4 days	$ 800.00

4x4 Truck Usage Inclusive

1000 km @ 0.70 per km	$ 700.00
Analytical Costs

20 rock samples @ $30.00 /sample	$ 600.00

Supplies and Equipment	$ 100.00
Report and Drafting	$ 1,000.00

Subtotal	$ 6,000.00

GST tax @ 7%	$ 420.00

Total Budget Phase 1 program	$ 6,420.00 CDN

Estimated cost: $6,420.00 CDN ($6,472.00 US @ 1.0081 exchange rate).

(Plus applicable work recording fees of $10.00 per claim unit per year)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Phase 2

Phase 2 is a two (2) person seven (7) day long field examination with GPS-controlled geological mapping and assay sampling of mineralized exposures and surveying accessible underground workings.

Estimated cost: $10,000.00 CDN ($10,081.00 US @ 1.0081 exchange rate).

Phase 3

Phase 3 is a two (2) person seven (7) day long field program designed to delimit the mineralized vein system through grid geophysics and soil geochemistry. Property-wide prospecting will be done to locate and sample any additional mineralized structures.

Estimated cost: $15,000.00 CDN. ($15,121.50 US @ 1.0081 exchange rate).

Exploration costs have been estimated in Canadian Dollars. Based on the noon buying rate in New York City on September 30, 2007 of $1.0081 for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York for the conversion of Canadian dollars into United States dollars, estimates of exploration costs for all three phases of the Company's exploration program approximately equal a total cost of US$ 31,674.50.

g. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of September 30, 2007 and has paid expenses for $20,855 during the same period, $855 representing incorporation costs and $20,000 in recognition of an impairment loss for the mineral claims.

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

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

		For the period	From inception

		ended September	(June 21, 2006) to

		30,	September 30, 2007

		2007

	REVENUE	$ -	-

	EXPENSES

	Incorporation	$ 855	855
	Professional fees	$ -	-

	Total Expenses	$ 855	855
	Other Income and Expenses

	Impairment (loss) of Mineral Rights	$ (20,000)	(20,000)

	Net Income	$ (20,855)	(20,855)

	h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		From inception
	For the period	(June 21, 2006) to
	ended September	September 30,
	30, 2007	2007

Net Income	$ (20,855)	(20,855)

Basic & Diluted (loss) per Share	(0.002)	(0.002)

Weighted Average Number
of Shares Outstanding	10,000,000	10,000,000

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three (3) months or less to be cash equivalents.

NOTE 2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
		September		December
		30,		31, 2006
2007

ASSETS

CURRENT ASSETS
	Cash and Equivalents	$ 0		0

	TOTAL CURRENT ASSETS		0	0
j. Liabilities
Liabilities are made up of current liabilities.
Current liabilities include accounts payable of $855 on aggregate.
September
30,
2007

CURRENT LIABILITIES

	Accounts Payable			$ 855

	Total Current Liabilities			$ 855

LONG-TERM LIABILITIES

	Total Long-Term Liabilities			$ -

	TOTAL LIABILITIES			$ 855
Share Capital
a) Authorized:

The Company is authorized to issue up to 150,000,000 common shares with a par value of $0.001.

b) Issued:

As of September 30, 2007, there are ten million (10,0000,000) shares issued and outstanding at a value of $0.002 per share for a total of $20,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($20,855) for the period from June 21, 2006 (inception) to September 30, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence. No dealer, salesman or any other person has been authorized to give any quotation or to make any representations in connection with the offering described herein, other than those contained in this prospectus. If given or made, such other information or representation must not be relied upon as having been authorized by the Company or by any underwriter. This prospectus does not constitute an offer to sell, or a solicitation of an offer to buy any securities offered hereby in any jurisdiction to any person to whom it is unlawful to make such an offer or solicitation in such jurisdiction.

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

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold in the Province of British Columbia, Canada. We have staked a prospect that contains two (2) mineral claims, 200 kilometers north of Vancouver BC. We refer to these mining claims as the “Jewel Gold Property” or “Jewel Gold”. On August 21, 2006, we purchased the Jewel Gold property for US$20,000.

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

Our business plan is to proceed with the exploration of the Jewel Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$6,472.00, US$10,081.00 and US$15,121.50, respectively. We had $0 in cash reserves as of the period ended September 30, 2007. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the next twelve (12) months:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the claim valid;
  $6,472.00 in connection with the completion of Phase 1 of our recommended geological work program;
  $10,081.00 in connection with the completion of Phase 2 of our recommended geological work program;
  $15,121.50 for Phase 3 of our recommended geological work program; and
  $10,000.00 for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements under the Securities Exchange Act of 1934.

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