Form 10QSB/A
period 2007-03-31
Flomo Resources Inc.
filed 2007-12-19
CIK 1373855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-QSB/A Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2007

OR

[     ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from           to
______________

Commission File Number 333-137520 FLOMO RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada State or other jurisdiction of incorporation or organization	20-5424041 (I.R.S. Employer Identification No.)

Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama

(Address of principal executive offices)

Registrant’s telephone number: (703) 973-1853

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No ___

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 10,000,000 (as of March 31, 2007)

CERTAIN DEFINITIONS

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

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13 day of December, 2007.

FLOMO RESOURCES, INC.

Date: December 13, 2007

By: /s/ Jason Gin

Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer)