Form 10QSB/A
period 2007-06-30
Flomo Resources Inc.
filed 2007-12-19
CIK 1373855

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

Check whether the issuer(1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _X_ No __

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 10,000,000 (as of June 30, 2007)

CERTAIN DEFINITIONS

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

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of December, 2007.

FLOMO RESOURCES, INC.

Date: December 13, 2007

By: /s/ Jason Gin Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer