Form 10QSB/A
period 2007-09-30
Flomo Resources Inc.
filed 2007-12-19
CIK 1373855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-QSB\A Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 10,000,000 (September 30, 2007)

CERTAIN DEFINITIONS

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