Form 10KSB
period 2007-12-31
Flomo Resources Inc.
filed 2008-06-11
CIK 1373855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

         ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 OR

[     ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

          ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____  TO ______

Commission file number: 333-137520 FLOMO RESOURCES, INC.

(Exact name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama (Address of principal executive offices)	20-5424041 (I.R.S. Employer Identification No.) (Zip Code)

Issuer's telephone number: (703) 973-1853

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer's revenues for most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,000,000 issued and outstanding as at April 28, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Documents Incorporated by Reference: Our Form SB-1 Registration Statement filed on September 22, 2006, SEC File Number 333-137520; our Quarterly Reports on Form 10-QSB/A filed on December 12, 2007, a notice of Effectiveness filed on November 27, 2006, and as described in this Form 10-KSB annual report.

Transitional Small Business Format. Yes [ ] No [X]

	TABLE OF CONTENTS

		Page

PART I
Item 1.	Description of Business	7
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II
Item 5.	Market For Common Equity and Related Stockholder Matters and Small	13
	Business Issuer Purchases of Equity Securities
Item 6.	Management’s Discussion and Analysis or Plan of Operation	14
Item 7.	Financial Statements	15
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial	15
	Disclosure
Item 8A. Controls and Procedures		15
Item 8B. Other Information		16

PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate	16
	Governance; Compliance with Section 16(A) of the Exchange Act
Item 10. Executive Compensation		17
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	18
Item 12. Certain Relationships and Related Transactions, and Director Independence		19
Item 13. Exhibits		20
Item 14. Principal Accountant Fees and Services		20
Signatures		21

CERTAIN DEFINITIONS

Below is a list of mining terms common in our industry, and used in this Annual Report.

Archean. Of or belonging to the earlier of the two divisions of Precambrian time, from approximately 3.8 to 2.5 billion years ago, marked by an atmosphere with little free oxygen, the formation of the first rocks and oceans, and the development of unicellular life. Of or relating to the oldest known rocks, those of the Precambrian Eon, that are predominantly igneous in composition.

Assaying. Laboratory examination that determines the content or proportion of a specific metal (i.e. gold) contained within a sample. Technique usually involves firing/smelting.

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

Reserve. The term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

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

Wall Rock. The rock adjacent to a vein.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

Business Development

Flomo Resources, Inc. (“we”, “us”, “our” and similar terms) was organized under the laws of the State of Nevada on June 21, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama. Our telephone number is (703) 973-1853. We are qualified to do business in the Province of British Columbia, Canada pursuant to being extra-provincially registered.

On December 1, 2006, our Registration Statement on Form SB-1 was declared effective enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.01 per share.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses since inception of our operations in June 2006. Since becoming incorporated, we have not had or been involved in any bankruptcy, receivership or similar proceeding, nor have we had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold in the Province of British Columbia, Canada. We have staked a prospect that contains two (2) mineral claims, 200 kilometers north of Vancouver BC. We refer to these mining claims as the “Jewel Gold Property”. On August 21, 2006 we purchased the Jewel Gold Property for USD $20,000.

As a start-up company, our competitive position within the industry is poor. The challenge before is to build our business and establish it as a viable going concern.

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

There are no types of government regulations existing, nor are we aware of any such regulations being contemplated that adversely affect our ability to operate our business.

We have not incurred any costs to date relating to research and development and have no plans to undertake any research and development activities during the next year of operations.

There are no environmental laws that have been enacted that would affect our current business activities, nor are we aware of any such laws being contemplated in the future that address issues specific to our business.

Our officers and directors are responsible for all planning, developing, and operational duties and will continue to do so throughout the early stages of our growth, doing whatever work is necessary to bring our business to the point of having positive cash flow. We have not contracted or made any plans with any entities or persons to provide subcontract services. We have no intentions in hiring any employees until our business has been successfully launched and there is sufficient and reliable revenue from operations. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. We do not expect to hire any employees during the next year of operations.

Reports to Security Holders

We are a reporting company and currently file periodic reports and other information with the Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 2.    DESCRIPTION OF PROPERTY

We are a development stage company incorporated in the State of Nevada on June 21, 2006. We currently maintain an office in Canada at Suite 510-999 West Hastings Street, Vancouver, BC V6C 2W2. We currently do not lease office space.

We have staked a prospect that contains two (2) mining claims, 200 kilometers north of Vancouver BC referred to herein as the Jewel Gold Property.

On August 21, 2006, we purchased the Jewel Gold Property for USD $20,000. The report on the Jewel Gold Property was prepared by Gregory R. Thomson P. Geo and James W. Laird, of Laird Exploration Ltd. a Professional Geoscientist registered in the Province of British Columbia. Gregory R. Thomson is a graduate Geologist from the University of British Columbia (1970) and has over twenty-five (25) years of mineral exploration experience in the Province of British Columbia.

Jim Laird is a prospector and mining exploration contractor and has been for more than twenty-five (25) years, and has explored the Bralorne-Pioneer Mines area for more than twenty-five (25) years. Mr. Laird has completed the BC EMPR course “Advanced Mineral Exploration for Prospectors, 1980”. Mr. Laird is familiar with the geology of the Jewel Gold Property project area and has extensively researched the regional geology of the Bralorne-Pioneer Gold Mine district.

The Jewel Gold Property is located about 200 km north of Vancouver, BC. The property is located approximately 10 km northwest of the town of Goldbridge and 15 to 20 km northwest of the prolific Bralorne-Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp. Access to the claims area is via logging roads and an old mine road from the Goldbridge area; current road status is unknown.

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

The Jewel Gold Property comprises two (2) British Columbia Mineral Titles Online system mineral claims containing six (6) cell units totaling 122.284 hectares in area.

BC Tenure #	Work Due Date	Staking Date	Total Area (Ha.)

539332	Aug 14, 2008	Aug. 14, 2006	40.762

Regional Geology

The Jewel Gold Property lies at or near the contact between a body of President ultrabasic rocks and granitic intrusive rocks belonging to the Dickson – McClure Batholith of the Coast Plutonic Complex. Both the President ultrabasic bodies and Coast Plutonic rocks are of Mesozoic Age.

The President ultrabasic unit, which hosts the Jewel Gold Property, is one of several such bodies that occur along a northwesterly trend throughout the Bridge River gold camp.

It has been suggested by Church (BCMEMPR, Geological Fieldwork, 1986, Paper 1987-1) that alignment and elongation of the ultramafic bodies, often in association with diorite bodies, suggest emplacement in a major fault zone. The prolific Bralorne-Pioneer gold mines are hosted in similar ultrabasic rocks as those found in the area of the Jewel Gold Property. The age of the ultrabasic intrusions is younger than Upper Triassic and older than Mid-Cretaceous.

Coast Plutonic Complex rocks, which lie immediately south of the Jewel Gold Property, comprise a large massive body composed of a variety of granitic rocks. The main rock type is hornblende granodiorite with local phases of quartz diorite and biotite granite. The age range for these intrusives is Upper Cretaceous to Lower Tertiary. The Coast Plutonic rocks have an important economic significance as they likely provided the heat and water source for vein-forming and mineral-bearing solutions within the Bridge River gold camp.

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

Within the Bridge River gold camp, there is a 35-kilometer wide zonation of deposits developed laterally and easterly from the Coast Plutonic Complex. Close to the Coast Plutonic rocks, ores tend to be arsenic rich, passing outwards to an antimony zone, ultimately to deposits enriched in mercury. The Bralorne and Pioneer gold-quartz vein mines are examples of arsenic-gold rich types, typical of mineralization that occurs proximal to the Coast Plutonic rocks. The Jewel Gold Property would also fall into the proximal arsenic-gold rich category.

The Gem mineral prospect, located immediately south of the Jewel Gold Property, is classified as a hypothermal cobalt-sulpharsenide uranium and gold vein. Mineralization occurs in shears ranging in width from a few centimeters to a few meters, hosted by Coast Plutonic rocks. Irregular lenses of almost solid sulphides contain high values in gold and cobalt with uraninite occurring in the gangue. Also found within the mineral zone are danaite, loellingite, safflorite, arsenopyrite, scheelite and minor molybdenum.

Although different operators have provided varying reserve calculations for the Gem property, a reasonable approximation would be 18,000 to 25,000 tons, grading 22.5 g/t gold, 3% cobalt and 0.2% uranium.

REGIONAL GEOLOGY OF THE JEWEL GOLD PROPERTY

Exploration History And Previous Operations

Historic exploration of the Bridge River Mining Camp has focused on the area of the Bralorne-Pioneer mining complex, located approximately 15 to 20 kilometers southeast of the Jewel Gold Property. The Bridge River mining camp has over seventy (70) mineral localities, of which the Bralorne-Pioneer Mines were the largest producers.

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

The Jewel Gold Property was discovered in the early 1930’s and was tested between 1934 and 1940 with limited underground development work and a small ore shipment of fifty-one (51) tons. No modern exploration work has been carried out on the Jewel Gold Property since that time.

The Gem gold-cobalt-uranium prospect is located approximately one kilometer south of the Jewel Gold Property. The Little Gem was discovered and staked in 1934, with underground development carried out from 1937 to 1940. Estella Mines carried out access road construction and underground drilling on the Gem in 1952, with further development work by Northern Gem Mining Corporation from 1955 to 1957. Major Resources held the property in 1976 and conducted airborne magnetometer, VLF-EM and radiometric surveys. Anvil Resources Ltd. held the Gem property in 1986 and drilled two (2) holes totaling 373.8 meters.

From 1934 to 1940, approximately 51 tons f ore were mined yielding 3732 grams (120 ounces) of gold, for an average grade of 73.18 grams per ton (2.14 ounces per ton).

Geology of the Mineral Claim

At surface, the Jewel Gold Property vein system strikes west-southwest for about 200 meters (660’) in serpentinized peridotite, near a major contact with the granitic Coast Plutonic Complex. Reportedly, the workings consist of 200 meters (660’) of underground development in two (2) shafts and three (3) adits, and several surface trenches. The present condition of the underground workings is not known.

Channel samples taken across the gold vein taken in the 1930’s contain considerable values in gold, with lesser silver and copper. The gold vein generally varies in width from 15 centimeters (6”) to 75 centimeters (30”) with a maximum observed width of 1.5 meters (5’).

Investment Policies

We do not have any investments in real estate or interests in real estate or investments in real estate mortgages other than that discussed above. We also do not have any investments in any securities of or interests in persons primarily engaged in real estate activities.

Description of Real Estate and Operating Data

See above.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a shareholder vote during the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
SECURITIES

Market Information

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, unless and until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Holders

As of April 28, 2008, there were approximately thirty-three (33) holders of record of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business, and therefore, do not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors (“Board”) after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs. The Nevada Corporations Code, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or its total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

The following discussion of our plan of operation, financial condition, results of operations, cash flows and changes in financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB annual report; our Form SB-1 Registration Statement filed on September 22, 2006, SEC File Number 333-137520; our Quarterly Reports on Form 10-QSB/A filed on December 12, 2007, and a notice of Effectiveness filed on November 27, 2006.

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

Our business plan is to proceed with the exploration of the Jewel Gold Property to determine whether there is a potential for gold or other metals located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report referenced above. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$6,537.61, US$10,183.20 and US$15,274.79, respectively.

We had $NIL in cash as of December 31, 2007. The lack of cash has kept us from conducting any exploration work on the property. We do not have sources available for the additional financing necessary to conduct our plan of operations.

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
  US$8,200 in connection with the completion of Phase 2 of our recommended geological work program; and
  US$12,300 for Phase 3 of our recommended geological work program.

Additionally, we anticipate that we will incur $10,000 during the next twelve (12) month period for operating expenses, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements of a reporting issuer under the Securities Exchange Act of 1934.

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

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve (12) month period.

We do not currently have any employees and do not anticipate hiring any employees during the upcoming twelve (12) months. Our sole officer and director, Jason Gin, currently performs all tasks necessary to run our operations, including our corporate development and financial operations.

Off-Balance Sheet Arrangements

We presently do not have any off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required by this Item 7 follow the text of this Form 10-KSB, and include: (1) Report of Independent Registered Public Accounting Firm; (2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statements of Stockholders’ Equity; and (4) Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Annual Report On Internal Control Over Financial Reporting

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This evaluation was done under the supervision and with the participation of management, including our President and Chief Financial Officer (“CFO”).

Changes In Internal Control Over Financial Reporting

In accordance with SEC requirements, our President and CFO note that, since the date of the evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Based upon our evaluation, our President and CFO have concluded that our disclosure controls are effective to ensure that material information relating to us is made known to management, including our President and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles (“GAAP”).

ITEM 8.B. OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16A OF THE EXCHANGE ACT

Directors and Executive Officers

At present, we have only one (1) executive officer and director. Mr. Jason Gin has served as our President, Secretary, Treasurer and Director since our inception on June 21, 2006. Our Bylaws provide for a Board ranging from one (1) to nine (9) members, with the exact number to be specified by the Board. All directors will hold office until the next annual meeting of the stockholders following their election and until their successors have been elected and qualified. The Board appoints executive officers. Executive officers will hold office until the next annual meeting of our Board following their appointment and until their successors have been appointed and qualified.

The following sets forth the name, age and position of our sole current director and executive officer (and persons nominated or chosen to become such) including their term(s) of office as a director and the period during which the person has served; a brief description of the person’s business experience during the past five (5) years; and if a director, any other directorships held in reporting companies naming each such company.

Name	Age	Positions	Director Since

Jason Gin	29	President, Secretary, Treasurer and	February 2006
		Director

Mr. Jason Gin - President, Secretary, Treasurer and Member of the Board

Mr. Gin worked for Sevco Foods Ltd. (“Sevco”) from February 1998 through June 5, 2006. During his tenure with Sevco, Mr. Gin held the following positions: delivery driver, warehouse manager, clerical, purchaser/buyer and manager of operations.

Significant Employees

We have no employees at this time.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the SEC, to file reports of initial ownership and changes in ownership with the SEC. These persons are also required under the regulations of the SEC to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended December 31, 2007, there were no filing delinquencies.

CODE OF ETHICS

We have not yet prepared a written code of ethics and employment standards.

CORPORATE GOVERNANCE

Nominating Committee

We currently do not have a nominating committee.

Audit Committee

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board currently does not have an independent audit committee. Our Board currently has only one (1) member, and thus, does not have the ability to create a proper independent audit committee.

ITEM 10. EXECUTIVE COMPENSATION

General

Our sole executive officer has not received any compensation since our date of incorporation, and we did not accrue any compensation payable to him.

Currently, we do not offer any annuity, pension or retirement benefits to be paid to our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to the individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

We do not have written employment agreements with any key employee.

Summary Compensation Table

Not applicable.

Narrative Disclosure to Summary Compensation Table

Not applicable.

Outstanding Equity Awards at Fiscal Year-End Table

None.

Additional Narrative Disclosure

Not applicable.

Compensation of Directors

We do not pay compensation to directors for attendance at meetings. We do reimburse directors for reasonable expenses incurred during the course of their performance. There has been no compensation awarded to, earned by, or paid to any of our named directors during the last fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of December 31, 2007 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors, our executive officers and all of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and officers, is based on a review of statements filed, with the SEC pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2007, there were 10,000,000 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 31, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.

The table below sets forth all persons (including any group) who are known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities. We have no other class of voting securities other than common stock.

	Name and Address of	Amount and Nature of	Percent of
Title of Class	Beneficial Owner	Beneficial Owner	Class
(1)	(2)	(3)	(4)*

Common	Jason Gin	7,500,000 common shares;	75%
	#201-3760 West 10th	owned directly
	Vancouver BC, Canada
	V6R 2G4

All Directors and	-	7,500,000 common shares	75%
Officers
as a Group

* Based on 10,000,000 shares of common stock outstanding as of December 31, 2007. Percent of Ownership is calculated in accordance with the SEC’s Rule 13(d) – 13(d)(1).

Changes in Control

We have not entered into any arrangements which may result in a change in our control.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Transactions With Related Persons

As of the date of this report, there are no, and have not been since our inception, any material agreements or proposed transactions, whether direct or indirect, with any director, executive officer, nominee for election as a director, principal security holder or any relative or spouse of such persons.

Parents

None.

Promoters and Control Persons

Not applicable.

Director Independence

We currently have only one (1) director, Jason Gin. Mr. Gin is not considered independent as he is our currently acting President, Secretary and Treasurer.

ITEM 13. EXHIBITS

Exhibit Index

3.1	Articles of Incorporation*

3.2	By-laws*

31	Certifications by our Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications by our Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to our Form SB-1 filed on September 22, 2006, SEC File Number 333-137520.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, Moore and Associates, for professional services rendered for the audit of our annual financial statements during the year ended December 31, 2007, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $6,000. The aggregate fees billed by our auditors, Moore and

Associates, for professional services rendered for the audit of our annual financial statements during the year ended December 31, 2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year was $0.

Audit-Related Fees

We incurred nil to auditors for audit related fees during the fiscal years ended December 31, 2007 and 2006.

Tax Fees

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal years ended December 31, 2007 and 2006.

All Other Fees

We did not incur any other fees billed by auditors for services rendered to us other than the services covered in “Audit Fees” for the fiscal years ended December 31, 2007 and 2006.

Policies and Procedures for Approval of Audit and Non-Audit Services

The Board has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FLOMO RESOURCES, INC.

June 4, 2008

By: /s/ Jason Gin Jason Gin, President, Secretary and Treasurer (principal executive officer, principal financial officer and principal accounting officer)

FLOMO RESOURCES, INC. (An Exploration Stage Company) Financial Statements

Year ended December 31, 2007 (Stated in US Dollars)

Flomo Resources, Inc. (An Exploration Stage Company) Financial Statements (Stated in US Dollars)

December 31, 2007

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Flomo Resources, Inc. (An Exploration Stage Company)

We have audited the accompanying balance sheets of Flomo Resources, Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2007 and 2006, and since inception on June 21, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Flomo Resources, Inc. (An Exploration Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and since inception on June 21, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of $47,974 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered Las Vegas, Nevada May 29, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

FLOMO RESOURCES, INC. BALANCE SHEETS (An Exploration Stage Company) (Stated in US Dollars)

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -	$ -
Total Current Cash

Equipment, net	$ -	$ -
Total Fixed Assets	$ -	$ -

TOTAL ASSETS	$ -	$ -

CURRENT LIABILITIES
Accounts Payable	$ -	$ 855
Loans from Director	$ 27,119	$ -
Total Current Liabilites	$ 27,119	$ 855

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$ -	$ -

TOTAL LIABILITIES	$ 27,119	$ 855

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value
150,000,000 shares authorized , 10,000,000
shares issued and outstanding	$ 10,000	$ 10,000
Paid in Capital	$ 10,000	$ 10,000
Deficit Accumulated During Exploration Stage	$ (47,119)	$ (20,855)
TOTAL STOCKHOLDERS EQUITY	$ (27,119)	$ (855)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FLOMO RESOURCES, INC.
STATEMENTS OF OPERATIONS
From Inception (June 21, 2006) to December 31, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

		Period from June	Cumulative amounts
	Year ended	21, 2006 (Date of	from June 21, 2006
	December 31,	Inception) to	(Date of Inception) to
	2007	December 31, 2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Corporate fees	300	855	1155
Professional fees	26,819	-	26,819

Total Expenses	27,119	855	27,974

Other Income and
Expenses
Impairment (loss) of	$ -	$ (20,000)	$ (20,000)
Mineral Rights

Net Loss	$ (27,119)	$ (20,855)	$ (47,974)

Basic And Diluted Loss
Per Common Share	$ (0.003)	$ (0.002)	$ (0.005)

Weighted Average
Number Of Common	10,000,000	10,000,000	10,000,000
Shares Outstanding

The accompanying notes are an integral part of these financial statements.

FLOMO RESOURCES, INC.
STATEMENTS OF CASH FLOWS
From Inception (June 21, 2006) to December 31, 2007
(An Exploration Stage Company)
(Stated in US Dollars)

		Period from	Cumulative amounts
	Year ended	June 21, 2006	from June 21, 2006
	December 31,	(Date of Inception) to	(Date of Inception)
	2007	December 31, 2006	to December 31, 2007

Operating Activities
Net loss for the period	$ (27,119)	$ (20,855)	$ (47,974)

Adjustments to
Reconcile Net Loss to
Net Cash Used by
Operating Activities
Accounts payable and
accrued liabilities	$ 27,119	$ 855	$ 27,974

Net Cash Flows
from Operating	$ -	$ (20,000)	$ (20,000)
Activities

Investing Activities
Purchase of Jewel
Gold Property	$ -	$ (20,000)	$ (20,000)

Impairment Loss of
Mineral Rights	$ -	$ 20,000	$ 20,000

Net Cash Flows
from (Used In)
Investing	$ -	$ -	$ -
Activities

Financing Activities
Issuance of common	$ -	$ 10,000	$ 10,000
shares

Additional Paid-in	$ -	$ 10,000	$ 10,000
Capital

Net Cash Flows
from Financing	$ -	$ 20,000	$ 20,000
Activities

Cash/Cash Equivalents,	$ -	$ -	$ -
Beginning Of Period

Cash/Cash Equivalents,	$ -	$ -	$ -
End Of Period

The accompanying notes are an integral
part of these financial statements.

FLOMO RESOURCES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (June 21, 2006) to December 31, 2007

(An Exploration Stage Company)

(Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit	Equity
			Capital	During
				Exploration
				Stage

Common Stock Issued @
Founders for Cash
( $0.002 per share) on
June 21, 2006	10,000,000	$ 10,000 $	10,000	-	$ 20,000

Net (Loss) for Period
Ended December 31, 2006	-	-	- $	(20,855)	$ (20,855)

Balance, December 31,
2006	10,000,000	$ 10,000 $	10,000 $	(20,855)	$ (855)

Net (Loss) for Period
Ended December 31, 2007	-	-	- $	(27,119)	$ (27,119)

Balance, December 31,
2007	10,000,000	$ 10,000 $	10,000 $	(47,974)	$ (27,974)

The accompanying notes are an integral
part of these financial statements.

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 1 -       ORGANIZATION AND DESCRIPTION OF BUSINESS

Flomo Resources Inc. (the “Company”) was incorporated in the State of Nevada on June 21, 2006. The Company is engaged in the exploration, development and production of gold.

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

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
d. Foreign currency translation

Foreign currency transactions are recorded at the rate of exchange on the date of the transaction. At the balance sheet date, monetary assets and liabilities denominated in foreign currencies are reported using the closing exchange rate. Exchange differences arising on the settlement of transactions at rates different from those at the date of the transaction, as well as unrealized foreign exchange differences on unsettled foreign currency monetary assets and liabilities, are recognized in the income statement. The exchange rates reflected in this Annual Report are calculated based upon the applicable exchange rate on December 31, 2007 of $1 US dollar to each 0.98201 Canadian dollar.

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

f. Assets

The Company holds no assets as of December 31, 2007.

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	$ -

Total Current Assets

FIXED ASSETS

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	$ -

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
g. Advertising
The Company has not incurred any advertising fees to date.
Mineral Property.

The Jewel Gold prospect is located approximately 10 kilometers northwest of the town of Goldbridge, BC, and 15 to 18 kilometers NW of the prolific Bralorne-Pioneer Gold Mines, in the famed Bridge River Gold Mining Camp.

The Jewel Gold prospect (BC MINFILE #092JNE108) lies directly north of the Little Gem property (BC MINFILE #092JNE068) on the north spur of Mount Penrose, between Roxey Creek and Jewel Creek at elevations from 1650 meters (5400’) to 1850 meters (6100’). The workings consist of surface trenches, two (2) short shafts and three adits, exploring a southerly dipping vein system at least 200 meters (660’) in length. Vein samples are reported to assay up to 7.086 ounces per ton gold, 1.26 opt silver and 1.7% copper (GSC Paper 43-15). From 1934 to 1940, approximately 51 tons of ore were mined yielding 3732 grams (120 ounces) of gold, for an average grade of 73.18 grams per ton (2.14 ounces per ton).

The following budget estimate (in Canadian funds) for an initial geological field assessment of the Jewel Gold prospect is as follows:

Consulting Fees.

Professional Geoscientist
2 days property examination, 2 days travel @ $400.00/day	$1600.00

Geological Assistant
2 days property examination, 2 days travel @ $300.00/day	$1200.00
Accommodation and Food 2 men @ $100.00 per man-day x 4 days	$800.00

4x4 Truck Usages Inclusive
1000 km @ 0.70 per km	$700.00

Analytical Costs
20 rock samples @ $30.00 /sample	$600.00

Supplies and Equipment	$100.00
Report and Drafting	$1000.00

Subtotal	$6000.00
GST tax @ 7%	$420.00

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
	Total Budget Phase 1 program	$6420.00 CDN
($6,537.61 US @ 0.98201 exchange rate)
(Plus applicable work recording fees of $10.00 per claim unit per year)
Phase 2

Phase 2 is a 2-person 7-day long field examination with GPS-controlled geological mapping and assay sampling of mineralized exposures and surveying accessible underground workings.

Estimated cost: $10,000.00 CDN ($10,183.20 US @ 0.98201 exchange rate).

Phase 3

Phase 3 is a 2-person 7-day long field program designed to delimit the mineralized vein system through grid geophysics and soil geochemistry. Property-wide prospecting will be done to locate and sample any additional mineralized structures.

Estimated cost: $15,000.00 CDN ($15,274.79 US @ 0.98201 exchange rate).

                       h. Income

Income represents all of the Company’s revenue less all its expenses in the period incurred. The Company has no revenues as of December 31, 2007 and has incurred expenses of $47,119 during the same period, $300 representing corporate fees, $26,819 representing professional fees and $20,000 in recognition of an impairment loss for the mineral claims.

In accordance with Financial Accounting and Standards Board (“FASB”)/Financial Accounting Standard (“FAS”) 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

FLOMO RESOURCES, INC.
(An Exploration Stage Company)
Footnotes to the Financial Statements
December 31, 2007
(Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

		Period from June	Cumulative amounts
	Year ended	21, 2006 (Date of	from June 21, 2006
	December 31,	Inception) to	(Date of Inception) to
	2007	December 31, 2006	December 31, 2007

Revenue	$ -	$ -	$ -

Expenses
Corporate fees	300	855	1155
Professional fees	26,819	-	26,819

Total Expenses	27,119	855	27,974

Other Income and
Expenses
Impairment (loss) of	$ -	$ (20,000)	$ (20,000)
Mineral Rights

Net Loss	$ (27,119)	$ (20,855)	$ (47,974)

i. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-“Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2007, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

		Period from June	Cumulative amounts
	Year ended	21, 2006 (Date of	from June 21, 2006
	December 31,	Inception) to	(Date of Inception) to
	2007	December 31, 2006	December 31, 2007

Net Loss	$ (27,119)	$ (20,855)	$ (47,974)

Basic And Diluted Loss
Per Share	$ (0.003)	$ (0.002)	$ (0.005)

Weighted Average
Number Of Shares	10,000,000	10,000,000	10,000,000
Outstanding

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
j. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS
Cash and Equivalents	$ -	$ -

Total Current Assets

                      k. Liabilities

Liabilities are made up of current liabilities.

Current liabilities include loans from a director of $27,119 on aggregate.

	December 31,	December 31,
	2007	2006

CURRENT LIABILITIES
Accounts Payable	$ -	$ 855
Loans From Director	$ 27,119	$ -

Total Current Liabilities	$ 27,119	$ 855

LONG-TERM LIABILITIES
Total Long-Term Liabilities	$ -	$ -

TOTAL LIABILITIES	$ 27,119	$ 855

Share Capital

a) Authorized:

150,000,000 common shares with a par value of $0.001.

b) Issued:

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2007, there were ten million (10,000,000) shares issued and outstanding at a value of $0.002 per share for a total of $20,000.

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

As shown in the accompanying financial statements, the Company has incurred a net (loss) of ($47,974) for the period from June 21, 2006 (inception) to December 31, 2007 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

a. SFAS NO. 154, “Accounting Changes and Correction of Errors”

Supercedes APB No. 20. This statement requires that changes in accounting principles be applied retrospectively for all prior periods shown, including interim periods.
The effective date is for fiscal years beginning after December 15, 2005.

b. SFAS NO. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

c.	SFAS NO. 156, “Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140”

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

d. SFAS NO. 157, “Fair Value Measurements”

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

e.	SFAS NO. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R))”

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

f.	SFAS NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

g.	SFAS No. 160, “Non-controlling Interest in Consolidated Financial Statements- an amendment of ARB No. 51”

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

h. SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

i. SFAS 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with GAAP hierarchy.

j. FIN No. 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition,

FLOMO RESOURCES, INC. (An Exploration Stage Company) Footnotes to the Financial Statements December 31, 2007 (Stated in U.S. Dollars)

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

k.	EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.”

In June 2006, the FASB ratified EITF Issue No. 06-2. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for companies beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

l.	Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements.”

SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment.

m. SFAS 141.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes.