Form 10-Q
period 2008-03-31
Flomo Resources Inc.
filed 2008-07-02
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
__________
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

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)

Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] SEC 1296 (02-08) Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of March 31, 2008: 10,000,000

Flomo Resources, Inc.
INDEX TO THE FORM 10-Q
For the quarterly period ended March 31, 2008
			PAGE

PART I	FINANCIAL INFORMATION
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Consolidated Balance Sheets	F-2
		Condensed Consolidated Statements of Operations and Deficit	F-3
		Condensed Consolidated Statements of Stockholders’ Equity	F-4
		Condensed Consolidated Statements of Cash Flows	F-5
		Notes to the Condensed Consolidated Financial Statements	F-6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATION
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	15
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	15
	ITEM	CONTROLS AND PROCEDURES	15
	4T.
PART II	OTHER INFORMATION
	ITEM 1.	LEGAL PROCEEDINGS	15
	ITEM	RISK FACTORS	15
	1A.
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	15
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
	ITEM 5.	OTHER INFORMATION	16
	ITEM 6.	EXHIBITS	16

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

Fold. A curve or bend of a planar structure such as rock strata, bedding planes, foliation, or cleavage.

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

Wall Rock. The rock adjacent to a vein.

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

FLOMO RESOURCES, INC. (An Exploration Stage Company) INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

FLOMO RESOURCES, INC.
BALANCE SHEETS
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)	(Audited)
	March 31,	December 31,

	2008	2007

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

Equipment, net

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 1,057	-
Loans from Director	$ 31,335	27,119

Total Current Liabilities	$ 32,392	27,119

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -	-

TOTAL LIABILITIES	$ 32,392	27,119

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Deficit Accumulated During Exploration Stage	$ (52,392)	(47,119)

TOTAL STOCKHOLDERS EQUITY	$ (32,392))	(27,119)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -	-

FLOMO RESOURCES, INC. STATEMENTS OF OPERATIONS (An Exploration Stage Company)

(Stated in US Dollars)

	For the Three-	For the Three-	From inception
	Month Period	Month Period	(June 21, 2006)
	Ended	Ended	to March 31,
	March 31, 2008	March 31, 2007	2008

REVENUE	$ -

EXPENSES
Corporate fees	$ -	-	1,155

Professional fees	$ 5,273	-	32,092

Total Expenses	$ 5,273	-	33,247

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ -	-	(20,000)

Net Income	$ (5,273)	-0-	(53,247)

Basic & Diluted (loss) Per	(0.0005)	-0-	(.005)
Common Share

Weighted Average Number

of Common Shares Outstanding	10,000,000	10,000,000	10,000,000

FLOMO RESOURCES, INC.

STATEMENT(S) OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (June 21, 2006) to March 31, 2008

(An Exploration Stage Company) (Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit During	Equity
			Capital	Exploration
				Stage

Common Stock Issued @
Founders for Cash
($0.002 per share) on June 21,
2006	10,000,000	$ 10,000 $	10,000	-	$ 20,000

Net (Loss) for Period Ended
December 31, 2006	-	-	-	$ (20,855)	$ (20,855)

Balance, December 31, 2006
	10,000,000	$ 10,000 $	10,000	$ (20,855)	$ (855)

Net (Loss) for Period Ended
December 31, 2007	-	-	-	$ (27,119)	$ (27,119)

Balance, December 31,
2007	10,000,000	$ 10,000 $	10,000	$ (47,974)	$ (27,974)

Net (Loss) for Period Ended
March 31, 2008	-	-	-	$ (5,273)	$ (5,273)

Balance, March 31,
2008	10,000,000	$ 10,000 $	10,000	$ (53,247)	$ (33,247)

FLOMO RESOURCES, INC. STATEMENTS OF CASH FLOWS (An Exploration Stage Company)

(Stated in US Dollars)

	For the Three-		Cumulative amounts
	Month Period	For the Three-Month	from June 21, 2006
	Ended March	Period Ended	(Date of Inception)
	31, 2008	March 31, 2007	to March 31, 2008

Operating Activities
Net loss for the period	$ (5,273)	$ -	$ (53,247)

Adjustments to
Reconcile Net Loss to
Net Cash Used by
Operating Activities
Accounts payable and
accrued liabilities	$ 5,273	$ -	$ 33,247

Net Cash Flows
from Operating	$ -	$ -	$ (20,000)
Activities

Investing Activities
Purchase of Jewel
Gold Property	$ -	$ -	$ (20,000)

Impairment Loss of
Mineral Rights	$ -	$ -	$ 20,000

Net Cash Flows
from (Used In)
Investing	$ -	$ -	$ -
Activities

Financing Activities
Issuance of common	$ -	$ -	$ 10,000
shares

Additional Paid-in	$ -	$ -	$ 10,000
Capital

Net Cash Flows
from Financing	$ -	$ -	$ 20,000
Activities

Cash/Cash Equivalents,	$ -	$ -	$ -
Beginning Of Period

Cash/Cash Equivalents,	$ -	$ -	$ -
End Of Period

FLOMO RESOURCES, INC. (An Exploration Stage Company). Footnotes to the Financial Statements. From inception (June 21, 2006) to March 31, 2007 (Stated in U.S. Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 21, 2006 as Flomo Resources, Inc. (the “Company” or “Flomo”).

The Company is engaged in the exploration, development and production of gold.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 3

GOING CONCERN

The Company’s financial statements are prepared using GAAP applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Flomo Resources, Inc. (“we”, “our”, “us” or similar terms) was organized under the laws of the State of Nevada on June 21, 2006 to explore mining claims in the Province of British Columbia, Canada. Our principal executive offices are located at Belvedere Park, Piso 16, Coco Del Mar, San Francisco, Panama City, Panama. Our telephone number is (703) 973-1853.

On December 1, 2006, our Registration Statement on Form SB-1 was declared effective enabling us to offer up to a maximum offering of 2,500,000 common shares at a price of $0.01 per share.

The following discussion should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this quarterly report. In addition to the historical consolidated financial information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

FULL FISCAL YEARS

Liquidity

We do not know of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way

We do not have any material unused sources of liquid assets. We currently can satisfy our cash requirements for the next three (3) months. We anticipate we will have to raise additional funds of approximately $300,000 during the next twelve (12) months to meet our cash requirements.

We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or available on acceptable terms.

Capital Resources

We do not currently have any material commitments for capital expenditures as of the end of the latest fiscal period. We are also not aware of any material trends, favorable or unfavorable, in our capital resources nor do we expect any material changes in the mix and relative cost of such resources.

Results of Operations

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

Our business plan is to proceed with the exploration of the Jewel Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claims. We have decided to proceed with the exploration program recommended by the geological report. We anticipate that the three (3) phases of the recommended geological exploration program will cost approximately US$6,472.00, US$10,081.00 and US$15,121.50, respectively. We had $0 in cash reserves as of the period ended March 31, 2008. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the twelve (12) month period after we commence exploration of the Jewel Gold Property:

  $1,365.03 to be paid to the British Columbia Provincial government to keep the claim valid;
  $6,472.00 in connection with the completion of Phase 1 of our recommended geological work program;
  $10,081.00 in connection with the completion of Phase 2 of our recommended geological work program; and
  $15,121.50 for Phase 3 of our recommended geological work program.

We also anticipate that we will incur $10,000.00 for operating expenses over the next twelve (12) month period, including professional legal and accounting expenses associated with compliance with the periodic reporting requirements.

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

We are not aware of any unusual or infrequent events or transactions or any significant economic changes that materially affected or could materially affect the amount of our reported income from continuing operations. We are also not aware of any trends or uncertainties that have had or that we reasonably expect will have a material favorable or unfavorable impact on our net sales or revenues or income from continuing operations.

Inflation and changing prices have not impacted our net sales and revenues or our income from continuing operations.

Off-balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

As a smaller reporting company, we are not required to provide this information.

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At March 31, 2008, we had working capital of $(32,392) compared to working capital of $(27,119) at December 31, 2007. At both March 31, 2008 and December 31, 2007, our total assets were $NIL.

At March 31, 2008, our total current liabilities increased to $(32,392) as compared with $(27,119) at December 31, 2007 as a result of accounts payable of $1,057 and a director’s loan(s) in the amount of $4,216.

We have had $NIL revenue from inception.

We posted losses of $(5,273) for the quarter ended March 31, 2008, compared to a net loss of $NIL for the quarter ended March 31, 2007. From inception to March 31, 2008, we have incurred losses of $(53,247). The principal components of losses were professional fees of $32,092, corporate fees of $1,155 and purchase of the Jewel Gold Property for $20,000.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. See Item 4T. ITEM 4T.

CONTROLS AND PROCEDURES CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 1A.

RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer

31.2	Section 302 Certification – Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this ____ day of June, 2008.

FLOMO RESOURCES, INC.

Date: June 17, 2008

By: /s/ Jason Gin

Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer)