Form 10-Q
period 2008-06-30
Flomo Resources Inc.
filed 2008-08-12
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of June 30, 2008: 10,000,000

Flomo Resources, Inc.
INDEX TO THE FORM 10-Q
For the quarterly period ended June 30, 2008
			PAGE

PART I	FINANCIAL INFORMATION		F-1
	ITEM 1.	FINANCIAL STATEMENTS (unaudited)	F-1
		Condensed Consolidated Balance Sheets	F-2
		Condensed Consolidated Statements of Operations and Deficit	F-3
		Condensed Consolidated Statements of Stockholders’ Equity	F-4
		Condensed Consolidated Statements of Cash Flows	F-5
		Notes to the Condensed Consolidated Financial Statements	F-6
	ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL	13
		CONDITION AND RESULTS OF OPERATION
	ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT	15
		MARKET RISK
	ITEM 4.	CONTROLS AND PROCEDURES	15
	ITEM	CONTROLS AND PROCEDURES	15
	4T.
PART II	OTHER INFORMATION		15
	ITEM 1.	LEGAL PROCEEDINGS	15
	ITEM	RISK FACTORS	15
	1A.
	ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF	15
		PROCEEDS
	ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16
	ITEM 5.	OTHER INFORMATION	16
	ITEM 6.	EXHIBITS	16
		SIGNATURES	16

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

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

FLOMO RESOURCES, INC. (An Exploration Stage Company) INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

FLOMO RESOURCES, INC.
BALANCE SHEETS
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)	(Audited)
	June 30,	December 31,

	2008	2007

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

Equipment, net

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 13,849	-
Loans from Director	$ 41,053	27,974

Total Current Liabilities	$ 54,902	27,974

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -	-

TOTAL LIABILITIES	$ 54,902	27,974

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Deficit Accumulated During Exploration Stage	$ (74,902)	(47,974)

TOTAL STOCKHOLDERS EQUITY	$ (54,902))	(27,974)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -	-

FLOMO RESOURCES, INC. STATEMENTS OF OPERATIONS (An Exploration Stage Company) (Stated in US Dollars)

	For the Three-	For the Three-	From inception
	Month Period	Month Period	(June 21, 2006)
	Ended	Ended	to June 30,
	June 30, 2008	June 30, 2007	2008

REVENUE	$ -

EXPENSES
Corporate fees	$ 250	855	1,405

Professional fees	$ 16,405	-	48,497

Total Expenses	$ 16,655	855	49,902

Other Income and Expenses

Impairment (loss) of Mineral Rights	$ (5,000)	(20,000)	(25,000)

Net Income	$ (21,655)	(20,855)	(74,902)

Basic & Diluted (loss) Per	(0.002)	(0.002)	(0.007)
Common Share

Weighted Average Number

of Common Shares Outstanding	10,000,000	10,000,000	10,000,000

FLOMO RESOURCES, INC.

STATEMENT(S) OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (June 21, 2006) to June 30, 2008 (An Exploration Stage Company) (Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit During	Equity
			Capital	Exploration
				Stage

Common Stock Issued @
Founders for Cash
($0.002 per share) on June 21,
2006	10,000,000	$ 10,000 $	10,000	-	$ 20,000

Net (Loss) for Period Ended
December 31, 2006	-	-	-	$ (20,855)	$ (20,855)

Balance, December 31, 2006
	10,000,000	$ 10,000 $	10,000	$ (20,855)	$ (855)

Net (Loss) for Period Ended
December 31, 2007	-	-	-	$ (27,119)	$ (27,119)

Balance, December 31,
2007	10,000,000	$ 10,000 $	10,000	$ (47,974)	$ (27,974)

Net (Loss) for Period Ended
March 31, 2008	-	-	-	$ (5,273)	$ (5,273)

Balance, March 31,
2008	10,000,000	$ 10,000 $	10,000	$ (53,247)	$ (33,247)

Net (Loss) for Period Ended
June 30, 2008	-	-	- $	(21,655)	$ (21,655)

Balance, June 30,
2008	10,000,000	$ 10,000 $	10,000 $	(74,902)	$ (54,902)

FLOMO RESOURCES, INC. STATEMENTS OF CASH FLOWS (An Exploration Stage Company) (Stated in US Dollars)

	For the Three-		Cumulative amounts
	Month Period	For the Three-Month	from June 21, 2006
	Ended June	Period Ended	(Date of Inception)
	30, 2008	June 30, 2007	to June 30, 2008

Operating Activities
Net loss for the period	$ (21,655)	$ (20,855)	$ (74,902)

Adjustments to
Reconcile Net Loss to
Net Cash Used by
Operating Activities
Accounts payable and
accrued liabilities	$ 16,655	$ 855	$ 49,902

Net Cash Flows
from Operating	$ (5,000)	$ (20,000)	$ (25,000)
Activities

Investing Activities
Purchase of Jewel
Gold Property	$ -	$ (20,000)	$ (20,000)

Purchase of Bien
Hoa Gold Property	$ (5,000)	$ -	$ (5,000)
Impairment Loss of
Mineral Rights	5,000	20,000	25,000

Net Cash Flows
from (Used In)
Investing	$ -	$ -	$ -
Activities

Financing Activities
Issuance of common	$ -	$ 10,000	$ 10,000
shares

Additional Paid-in	$ -	$ 10,000	$ 10,000
Capital

Net Cash Flows
from Financing	$ -	$ 20,000	$ 20,000
Activities

Cash/Cash Equivalents,	$ -	$ -	$ -
Beginning Of Period

Cash/Cash Equivalents,	$ -	$ -	$ -
End Of Period

FLOMO RESOURCES, INC. (An Exploration Stage Company). Footnotes to the Financial Statements. From inception (June 21, 2006) to June 30, 2008 (Stated in U.S. Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 21, 2006 as Flomo Resources, Inc. (the “Company” or “Flomo”).

The Company is engaged in the exploration, development and production of metals and other minerals.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 4  SUBSEQUENT EVENT

During the compilation of the June 30, 2008 financial statements, an $855 error in the accumulated total of the Loans from Director was recognized and corrected.

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

We are in the process of establishing ourselves as a company to engage in the exploration of mineral properties for gold. We abandoned our two (2) mineral claims which we purchased on August 21, 2006 for US$20,000, two hundred (200) kilometers north of Vancouver BC referred to as the “Jewel Gold Property” or “Jewel Gold” on August 15, 2007.

We subsequently staked a prospect that contains one (1) mineral claim, nineteen (10) kilometers northeast of Bien Hoa (closest city), which lies one hundred twenty-five (125) kilometers southeast of Tay Ninh and forty-eight (48) kilometers northwest of Ho Chi Minh City in Vietnam. We refer to this mining claim as the “Bien Hoa Gold Property” or “Bien Hoa Gold”. On May 10, 2008, we purchased the Bien Hoa Gold Property for US$5,000.

Our business plan is to proceed with the exploration of the Bien Hoa Gold Property to determine whether there is a potential for gold located on the properties that comprise the mineral claim. We have decided to proceed with the exploration recommended by the geological report. We anticipate that the two (2) phases of the recommended geological exploration program will cost approximately 234,530,420 Vietnamese Dongs (“VND”) (US$13,715.34 calculated using the exchange rate on June 30, 3006 of one (1) VND = 0.00005848 US) and VND 336,765,990 (US$19,694.08 calculated using the exchange rate on June 30, 3006 of one (1) VND = 0.00005848 US), respectively. We had $0 in cash reserves as of the period ended June 30, 2008. The lack of cash has kept us from conducting any exploration work on the property.

We anticipate that we will incur the following expenses over the twelve (12) month period after we commence exploration of the Bien Hoa Gold Property:

  VND 234,530,420 (US$13,715.34) in connection with the completion of Phase 1 of our recommended geological work program; and
  VND 336,765,990 (US$19,694.08) in connection with the completion of Phase 2 of our recommended geological work program.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At June 30, 2008, we had working capital of $(54,046) compared to working capital of $(32,393) at March 31, 2008. At both June 30, 2008 and March 31, 2008, our total assets were $NIL.

At June 30, 2008, our total current liabilities increased to $(54,047) as compared with $(32,392) at March 31, 2008 as a result of accounts payable of $12,792 and director’s loans in the amount of $8,863.

We have had $NIL revenue from inception.

We posted losses of $(21,655) for the quarter ended June 30, 2008, compared to a net loss of $(20,855) for the quarter ended June 30, 2007. From inception to June 30, 2008, we have incurred losses of $(74,902). The principal components of losses were professional fees of $48,497, corporate fees of $1,405, purchase of the Jewel Gold Property for $20,000 and purchase of the Bien Hoa Gold Property for $5,000.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation, as Amended*

3.2	Bylaws*

31.1	Section 302 Certification – Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2008.

FLOMO RESOURCES, INC.

Date: August 11, 2008

By: /s/ Jason Gin

Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer)