Form 10-Q
period 2008-09-30
Flomo Resources Inc.
filed 2008-11-13
CIK 1373855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of the registrant’s class of common stock as of September 30, 2008: 10,000,000

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FLOMO RESOURCES, INC. (An Exploration Stage Company) INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

FLOMO RESOURCES, INC.
BALANCE SHEETS
(An Exploration Stage Company)
(Stated in US Dollars)

	(Unaudited)	(Audited)
	September 30,	December 31,

	2008	2007

ASSETS

CURRENT ASSETS

Cash and Equivalents	$ -	-

Total Current Assets

Equipment, net

Total Fixed Assets	-	-

TOTAL ASSETS	$ -	-

CURRENT LIABILITIES

Accounts Payable	$ 9,182	-
Loans from Director	$ 51,233	27,974

Total Current Liabilities	$ 60,415	27,974

LONG-TERM LIABILITIES

Total Long-Term Liabilities	$ -	-

TOTAL LIABILITIES	$ 60,415	27,974

STOCKHOLDERS' EQUITY
Common Stock, $0.001 par value

150,000,000 shares authorized, 10,000,000
shares issued and outstanding	$ 10,000	10,000

Paid in Capital	$ 10,000	10,000
Deficit Accumulated During Exploration Stage	$ (80,415)	(47,974)

TOTAL STOCKHOLDERS EQUITY	$ (60,415))	(27,974)

TOTAL LIABILITIES &
STOCKHOLDER'S EQUITY	$ -	-

FLOMO RESOURCES, INC. STATEMENTS OF OPERATIONS (An Exploration Stage Company) (Stated in US Dollars)

FLOMO RESOURCES, INC.

STATEMENT(S) OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

From Inception (June 21, 2006) to September 30, 2008 (An Exploration Stage Company) (Stated in US Dollars)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid in	Deficit During	Equity
			Capital	Exploration
				Stage

Common Stock Issued @
Founders for Cash
($0.002 per share) on June 21,
2006	10,000,000	$ 10,000 $	10,000	-	$ 20,000

Net (Loss) for Period Ended
December 31, 2006	-	-	-	$ (20,855)	$ (20,855)

Balance, December 31, 2006
	10,000,000	$ 10,000 $	10,000	$ (20,855)	$ (855)

Net (Loss) for Period Ended
December 31, 2007	-	-	-	$ (27,119)	$ (27,119)

Balance, December 31,
2007	10,000,000	$ 10,000 $	10,000	$ (47,974)	$ (27,974)

Net (Loss) for Period Ended
March 31, 2008	-	-	-	$ (5,273)	$ (5,273)

Balance, March 31,
2008	10,000,000	$ 10,000 $	10,000	$ (53,247)	$ (33,247)

Net (Loss) for Period Ended
June 30, 2008	-	-	- $	(21,655)	$ (21,655)

Balance, June 30,
2008	10,000,000	$ 10,000 $	10,000 $	(74,902)	$ (54,902)

Net (Loss) for Period Ended
September 30, 2008	-	-	- $	(5,513)	$ (5,513)

Balance, September 30,
2008	10,000,000	$ 10,000 $	10,000 $	(80,415)	$ (60,415)

FLOMO RESOURCES, INC. STATEMENTS OF CASH FLOWS (An Exploration Stage Company) (Stated in US Dollars)

	For the Three-		Cumulative amounts
	Month Period	For the Three-Month	from June 21, 2006
	Ended	Period Ended	(Date of Inception)
	September 30,	September 30, 2007	to September 30, 2008
2008

Operating Activities
Net loss for the period	$ (5,513)	$ -	$ (80,415)

Adjustments to
Reconcile Net Loss to
Net Cash Used by
Operating Activities
Accounts payable and
accrued liabilities	$ 5,513	$ -	$ 55,415

Net Cash Flows
from Operating	$ -	$ -	$ (25,000)
Activities

Investing Activities
Purchase of Jewel
Gold Property	$ -	$ -	$ (20,000)

Purchase of Bien
Hoa Gold Property	$ -	$ -	$ (5,000)
Impairment Loss of
Mineral Rights	-	-	25,000

Net Cash Flows
from (Used In)
Investing	$ -	$ -	$ -
Activities

Financing Activities
Issuance of common	$ -	$ -	$ 10,000
shares

Additional Paid-in	$ -	$ -	$ 10,000
Capital

Net Cash Flows
from Financing	$ -	$ -	$ 20,000
Activities

Cash/Cash Equivalents,	$ -	$ -	$ -
Beginning Of Period

Cash/Cash Equivalents,	$ -	$ -	$ -
End Of Period

FLOMO RESOURCES, INC. (An Exploration Stage Company). Footnotes to the Financial Statements. From inception (June 21, 2006) to September 30, 2008 (Stated in U.S. Dollars)

NOTE 1 ORGANIZATION AND DESCRIPTION OF BUSINESS

The company was incorporated in the State of Nevada on June 21, 2006 as Flomo Resources, Inc. (the “Company” or “Flomo”).

The Company is engaged in the exploration, development and production of metals and other minerals.

NOTE 2 CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

INTERIM PERIODS

Material Changes in Financial Condition and Results of Operations

At September 30, 2008, we had working capital of $(60,415) compared to working capital of $(27,974) at December 31, 2007. At both September 30, 2008 and December 31, 2007, our total assets were $NIL.

At September 30, 2008, our total current liabilities increased to $(60,415) as compared with $(27,974) at December 31, 2007 as a result of an increase in accounts payable of $9,182 and an increase in director’s loans from $27,974 to $60,415.

We have had $NIL revenue from inception.

We posted losses of $(5,513) for the quarter ended September 30, 2008, compared to a net loss of $(0) for the quarter ended September 30, 2007. From inception to September 30, 2008, we have incurred losses of $(80,415). The principal components of losses for the September 30, 2008 quarter were professional fees of $5,263 and corporate fees of $250.

SAFE HARBOR

Not applicable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES See Item 4T. ITEM 4T. CONTROLS AND PROCEDURES

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

* Incorporated by reference to our Form SB-1 Registration Statement filed on December 1, 2006, SEC File Number 333-137520.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12 day of November, 2008.

FLOMO RESOURCES, INC.

Date: November 12, 2008

By: /s/ Jason Gin

Name: Jason Gin

Title: President, Chief Executive Officer, Chief Financial Officer, (principal executive officer, principal financial officer and principal accounting officer)